Form 10-K
period 2000-12-31
DYNACARE INC
filed 2001-03-29
CIK 1004938

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 For the fiscal year ended December 31, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ____ to ____.

                         Commission file number 0-30976

                                  Dynacare Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Ontario, Canada                                Not Applicable
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S Employer Identification No.)
 incorporation or organization)

        14900 Landmark Boulevard
              Dallas, Texas                                75240
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (972) 387-3200
                                                    --------------

Securities pursuant to section 12(b) of the Act

Title of each class                  Name of each exchange on which registered:
                                           The Nasdaq National Market and
   Common Shares                             The Toronto Stock Exchange
--------------------------------------------------------------------------------

Securities pursuant to section 12(g) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 12, 2001 was $107.4 million (computed by reference to the last sale price of common stock as reported on the NASDAQ on such date). As of March 12, 2001, there were 16,883,914 shares of the Company's common stock outstanding.

Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2001 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

NY2:\1029173\02\M24502!.DOC\42741.0001

                                  DYNACARE INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                               PAGE

PART I
------

ITEM 1            BUSINESS
                  Overview........................................................................1
                  The Clinical Laboratory Testing Industry........................................2
                  The Company's Strategy..........................................................3
                  Laboratory Testing Operations and Services .....................................5
                  Acquisitions and Joint Ventures.................................................6
                  Sales and Marketing.............................................................9
                  Customers and Payors............................................................9
                  Billing........................................................................10
                  Information Technology.........................................................11
                  Compliance Program.............................................................13
                  Quality Assurance..............................................................13
                  Competition....................................................................14
                  Insurance......................................................................15
                  Employees......................................................................15
                  Regulation.....................................................................15
                  Details of Incorporation.......................................................20

ITEM 2            PROPERTIES.....................................................................20

ITEM 3            LEGAL PROCEEDINGS..............................................................22

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................22

PART II
-------

ITEM 5            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........22

ITEM 6            SELECTED FINANCIAL DATA........................................................23

ITEM 7            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS..........................................................26

ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................35



ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................35

ITEM 9            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE...........................................................35

PART III
--------

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................36

ITEM 11           EXECUTIVE COMPENSATION.........................................................36

ITEM 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................36

ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................36


PART IV
-------

ITEM 14           Exhibits, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................39

                  1.    Index to Financial Statements Filed as Part of this Report:..............39

                         Auditors' Report.......................................................F-1
                         Consolidated Statements of Financial Position..........................F-2
                         Consolidated Statements of Operations..................................F-3
                         Consolidated Statements of Deficit.....................................F-4
                         Consolidated Statements of Cash Flows..................................F-5
                         Notes to Consolidated Financial Statements.............................F-6

                  2.     Financial Statement Schedule

                         Schedule I - Valuation Accounts and Reserves...........................S-1

                  3.     Exhibits Index.........................................................E-1

                         i)    Exhibit 21 - List of Subsidiaries ...............................E-2
                         ii)   Exhibit 23 - Consent of Chartered Accountants....................E-3


                                     PART I
                                     ------

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
                      PRIVATE SECURITIES REFORM ACT OF 1995

         This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of authorized executive officers of the Company. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement are provided. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors, conditions, risks and uncertainties which include, but are not limited to: (i) significant government regulation; (ii) efforts by various third-party payors (including governmental agencies and insurers) to reduce reimbursements and utilization and otherwise modify the delivery of health care services; (iii) the inability to fully realize cost savings from the consolidation of certain operations; (iv) changes in interest rates causing an increase in the Company's effective borrowing rates; (v) intensified competition; and (vi) changes in market conditions. The Company undertakes no obligation to update any forward-looking statements.


ITEM 1.  -  BUSINESS

OVERVIEW

         Dynacare Inc. (the "Company") is the third largest independent provider of clinical laboratory testing services in North America as measured by revenues. The Company currently processes more than 13 million requisitions on an annualized basis. The Company provides clinical laboratory testing services in 20 states in the United States as well as in two provinces in Canada, where the Company services markets representing approximately 47% of Canada's population. The Company provides clinical laboratory testing, which is performed on body fluids such as blood and urine and on tissues and other specimens, including human cells. The Company also provides a growing number of more complex esoteric tests including molecular diagnostic services. The Company's customers include physicians, hospitals and other health care providers who utilize clinical laboratory testing in diagnosing, evaluating, monitoring and treating diseases and other medical conditions. The Company provides clinical laboratory testing services either directly through its wholly-owned laboratories or through joint ventures which the Company forms with major local hospitals and academic medical centers.

         Since entering the clinical laboratory testing market in the United States in 1993, the Company has grown to become a significant provider of clinical laboratory testing services in a number of regions. The Company's U.S. revenues grew at a compound annual growth rate of 39% for the five-year period ended December 31, 2000 as a result of strong internal growth, combined with growth generated by 18 acquisitions and the commencement of five joint ventures with hospitals. In the United States, the Company currently operates 22 central laboratories, 66 rapid response laboratories and 156 patient service centers, which the Company owns directly or through its joint ventures. The Company operates in the provinces of Ontario and Alberta through two joint ventures. The Company's operations in these provinces include 4 central laboratories, 21 rapid response laboratories and 139 patient service centers. Through the Company's joint venture in Ontario, the Company has an estimated 31% share of the Ontario independent clinical laboratory testing market. Through the Company's joint venture in Alberta, the Company has an estimated 60% share of the Northern Alberta market.


THE CLINICAL LABORATORY TESTING INDUSTRY

OVERVIEW

         Clinical laboratory testing is critical to the delivery of quality health care to patients. Clinical laboratory tests are used generally by physicians to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions through the measurement and analysis of chemical and cellular components in blood, other body fluids and tissues. Clinical laboratory tests are frequently ordered as part of physician office visits and hospital admissions. According to Washington G-2 Reports, a clinical laboratory industry periodical, approximately 94% percent of all clinical laboratory tests ordered are considered routine and can be performed by most clinical laboratories. More specialized tests, commonly known as esoteric tests, generally require more sophisticated instruments and/or highly skilled personnel, and are typically outsourced to independent clinical laboratories that specialize in such tests.

         The Company expects the demand for clinical laboratory testing services in both the United States and Canada to increase in the future as a result of several factors, including:

         o        the general aging of the North American population;
         o advances in specialized equipment and cost efficiencies, which have made clinical laboratory testing available to a broader market;
         o an expanded base of scientific knowledge, which has led to the development of more sophisticated tests;
         o greater awareness by physicians and patients of the value of clinical laboratory testing as a cost-effective means of disease detection and treatment monitoring;
         o increased testing for high risk diseases, such as HIV/AIDS and hepatitis; and
         o an expanded use of substance abuse testing by employers and government agencies.

         The impact of these factors is expected to be partially offset by declines in volume as a result of increased controls over the utilization of laboratory services by Medicare and other third-party payors.

UNITED STATES

         The Company estimates that the total U.S. laboratory market in 2000 was approximately $32.0 billion.

         The industry can be categorized into three broad types of laboratory providers:

         o        hospital-based laboratories;
         o        physician office laboratories; and
         o        independent clinical laboratories.

         The Company estimates that in 2000 approximately 63% of the clinical testing revenues in the United States were derived by hospital-based laboratories, approximately 11% were derived by physicians in their offices and approximately 26% were derived by independent clinical laboratories.

         The clinical laboratory testing business in the United States is highly fragmented. Consolidation in the industry has occurred, and the Company believes consolidation will continue due to the following factors:

         o        pressure on pricing and test utilization from payors;
         o        over-capacity in certain markets;
         o cost of compliance with increasingly stringent regulatory requirements;
         o cost burdens on smaller laboratories as they strive to obtain operating efficiencies;
         o legislative initiatives, such as restrictions on physician referrals to physician-owned laboratories; and
         o the growth of managed health care, which requires efficient, low cost testing services.

CANADA

         The Company estimates that the Canadian clinical laboratory testing market was approximately $1.7 billion in 2000, with hospital laboratories performing approximately two-thirds of total clinical laboratory testing and the balance performed by independent clinical laboratories. The Company operates in the provinces of Ontario and Alberta, which account for approximately 51% of Canada's clinical laboratory testing revenues.

         The Canadian clinical laboratory testing market consists of two primary segments:

         o        public hospital-based laboratories; and
         o        independent clinical laboratories.

         The Canadian clinical laboratory testing industry operates in an environment characterized by significant government regulation and reimbursement control, as a majority of clinical laboratory testing procedures are covered by government health care plans. Fees paid to independent clinical laboratory testing service providers in Canada are administered by the respective provincial governments and are effectively controlled through a variety of mechanisms.

         In Ontario, the Company provides clinical laboratory testing services to physicians in an environment where reimbursement is largely fixed and competition is limited.

         The independent clinical laboratory testing market in Ontario is currently capped at Cdn$458 million (April 1, 2000 to March 31, 2001), with fee levels established and paid by the Ontario Health Insurance Plan through negotiations with the Ministry of Health and Long Term Care. In April 1999, the Ontario Association of Medical Laboratories announced a funding agreement with the Ontario government that increased the funding cap by approximately 6% over a two-year term ending March 31, 2001. The independent clinical laboratory providers in Ontario are currently in discussions with the Ministry of Health and Long Term Care regarding funding for the period subsequent to March 31, 2001.

         Through the Alberta Partnership, the Company provides clinical laboratory testing services to physicians, clinics and hospitals in Alberta pursuant to contracts with regional health authorities. Competition is also limited, as the Alberta Partnership is the only independent provider of clinical laboratory testing services in Northern Alberta.


THE COMPANY'S STRATEGY

         The Company's objective is to be a leading provider of clinical laboratory testing services in selected regional markets by focusing on the following key strategic elements:

EXPAND INTO NEW ATTRACTIVE REGIONAL MARKETS

         The Company targets expansion opportunities in new regions where it believes that the market size, demographics, payor mix, competitive landscape and other factors will allow it to become a significant and profitable regional provider of laboratory services. The Company enters into selected new regional markets through either strategic acquisitions or joint ventures. This regional focus allows the Company to establish strong relationships within the region. The Company maintains these relationships by providing high quality, responsive and local services, augmented by the resources of a large network of laboratory operations. Due to the fragmented nature of the clinical laboratory testing industry, the Company believes there are many opportunities to selectively acquire additional clinical laboratories and enter into joint ventures on terms favorable to the Company.

UTILIZE ITS JOINT VENTURE MODEL TO GENERATE GROWTH

         The Company believes that its joint venture model is a cost-effective means of expanding into new markets. The Company gains access to an existing, fully-equipped and staffed clinical laboratory within the Company's partner hospital for a small initial investment. By marketing the Company's services in the local community, the Company expands the volume of testing performed in the hospital laboratory and leverages its fixed costs, thereby maximizing profit on incremental testing volume. The Company is able to compete effectively for community-based testing business by marketing clinical laboratory testing services to physicians, clinics and other health care providers in the community affiliated with the hospital, capitalizing on the hospital's reputation and relationships with its network of affiliated physicians. In marketing its services, the Company emphasizes quality, its regional presence and its local hospital relationships. In connection with these arrangements, the Company typically receives a management fee for managing a joint venture and a share in the profits generated by the joint venture. The Company believes that the desire of hospitals to control costs and participate in the revenue and profitability from the community-based business will lead other hospitals to consider the Company's joint venture model.

OBTAIN EXCLUSIVE LONG-TERM HOSPITAL LABORATORY SERVICES CONTRACTS

         A cornerstone of the Company's expansion strategy is to secure, through the Company's joint ventures and acquired operations, long-term exclusive contracts to fulfill all of a hospital's clinical laboratory testing requirements. These contracts provide the Company with a stable base of revenues and cash flows upon which it builds its regional operations. For the year ended December 31, 2000, long term hospital contracts accounted for approximately 21% of the Company's total revenues in the United States.

CONTINUE TO GROW ITS EXISTING REGIONAL OPERATIONS

         The Company intends to further develop its position in the regional markets that it currently serves and to be a leading provider of clinical laboratory testing services. The Company intends to accomplish this by focusing on internal growth through sales efforts as described below and by selectively making complementary acquisitions of smaller independent laboratories and improving laboratory efficiency and profitability by combining the acquired operations with its existing laboratory operations. This enables the Company to expand within existing regions and to strengthen its position in the local markets that it serves.

CONTINUE TO GROW THROUGH INCREASED SALES EFFORTS

         The Company employs experienced sales and marketing personnel, who are regionally focused and given incentives to enhance the Company's internal growth. The Company's sales and marketing efforts have a regional focus, with local sales representatives calling on physicians, clinics, hospitals and other health care providers in their respective communities. The Company's local representatives understand the specific attributes and clinical laboratory testing needs of each region and tailor sales efforts to address those specific clinical laboratory testing needs. Without giving effect to any revenue growth attributable to acquisitions and new joint ventures, and excluding revenues from long-term hospital contracts, the Company's revenues in the United States have grown by more than 10% per annum since 1997, primarily through the addition of new customers and increased testing volumes.

EXPAND ITS CLINICAL LABORATORY TESTING AND SUPPORT SERVICES

         The Company currently offers a wide range of clinical laboratory testing services. The Company continues to seek to provide new routine clinical and esoteric laboratory testing services to complement its existing business. Esoteric tests, also referred to as specialty and reference tests, are sent to facilities where the Company has the equipment and highly skilled personnel necessary to perform such tests which are generally more complex than routine tests. For example, the Company intends to expand its capabilities in diagnostic molecular testing. During the past decade, molecular-based diagnostic testing has resulted in significant improvements in the sensitivity and specificity of tests designed for screening, diagnosis, and monitoring of a wide variety of diseases and has proven beneficial in improving total clinical patient outcomes. The capabilities of the Laboratories for Genetic Services, which the Company acquired in December, 1999, combined with the capabilities of the Company's other existing genetic testing centers in Milwaukee, Wisconsin and Seattle, Washington, provide a basis for growth in this specialized area. The Company's launch of DYNAGENE, the Company's esoteric testing center is in line with this strategy. In addition, the Company's relationships with major academic medical centers provide on-going access to new technologies and discoveries in the esoteric testing area.


LABORATORY TESTING OPERATIONS AND SERVICES

         The Company currently operates 26 central laboratories, 87 rapid response laboratories, and 295 patient service centers. Central laboratories are the Company's major laboratories, which have a full complement of testing capability. Rapid response laboratories are smaller laboratories which have the ability to perform a limited number of routine tests that must be processed and reported to a physician immediately. A patient service center is a facility in a medical building or other appropriate location to collect specimens from patients.

         Specimens are collected from physicians' offices, hospitals, clinics and the Company's patient service centers with the Company's own courier system (or, in some cases, independent couriers) and delivered to the Company's central laboratories or rapid response laboratories, as appropriate. The Company currently processes over 13 million requisitions on an annualized basis. Patient specimens are accompanied by a requisition or test request form. These forms, which are completed by the physician and patient, indicate the tests to be performed and provide all of the information necessary for billing purposes.

         When the specimens arrive at one of the Company's laboratories, the information from the requisition form is entered into the Company's laboratory system, the testing is completed and results of the tests are produced. All routine testing can be completed within hours. The test results are available for distribution to the physician or customer within this timeframe. Most of the Company's testing equipment is interfaced with its information systems. Test results can be provided to the Company's customers in any method selected by the customer, including hard copy, electronic transmission to the physician or customer's office or printing on a remote printer.

         The Company currently offers more than 1,000 different clinical laboratory tests or procedures. In the clinical laboratory testing industry, tests are generally categorized as routine or esoteric. A routine test is generally a higher volume test that is usually capable of being performed and reported within 24 hours and is typically performed by automated testing equipment. Routine tests generally provide information to physicians to assist them in determining the existence or absence of diseases or abnormalities.

         Esoteric tests are generally more complex tests that are performed less frequently than routine tests and require more sophisticated technology and/or more highly skilled personnel. Esoteric tests are generally ordered when a physician requires additional information to confirm a diagnosis, establish a prognosis or develop a plan of therapy or treatment. Esoteric tests often become routine as volumes increase and new technology and/or instruments make the testing cost-effective and less complex. With the Company's network of laboratories, the Company has the capability to perform many esoteric tests.

         The Company refers low volume or extremely specialized esoteric tests to an esoteric clinical testing laboratory, as it is not cost-effective for the Company to perform the testing in-house. The Company continually reviews the volumes of esoteric tests referred out and new testing technologies with a view to performing the tests in-house if it becomes cost-effective.


ACQUISITIONS AND JOINT VENTURES

         The Company has developed its networks of regional laboratories primarily through acquisitions and joint ventures. The Company pursues opportunities in markets where it believes it can establish a significant regional presence, with a reputation for trusted, quality service, and compete effectively with both national and local laboratory service providers.

         The Company generally acquires the laboratory assets (usually excluding receivables) and operations, and leases the facilities.

UNITED STATES

         The Company has completed the following acquisitions and joint ventures since entering the U.S. market in October 1993:

                            DATE OF                                                ACQUISITION OR
       LOCATION           TRANSACTION                     ENTITY                   JOINT VENTURE
----------------------- ----------------- ------------------------------------- --------------------
Birmingham, AL and      March 2000        LabSouth Inc.                            Acquisition
Montgomery, AL
Muscle Shoals, AL       December 2000     Shoals Laboratory, Inc.                  Acquisition
El Dorado, AR           December 2000     Accu-Path Laboratories                   Acquisition
Monroe, LA              July 1999         Bayou Laboratory                         Acquisition
Baton Rouge, LA         December 1997     Louisiana Reference Laboratories         Acquisition(1)
Gulfport, MS            July 1999         SouthCoast Pathology Service             Acquisition
Meridian, MS            June 1999         Medical Pathology Laboratory             Acquisition
Jackson, MS             February 1999     Clinical Pathology Laboratory            Acquisition
Schenectady, NY         August 1996       Ellis Hospital                           Joint Venture (1)(2)
Pittsburgh, PA          December 2000     Allegheny General Hospital               Joint Venture (1) (2)
Knoxville, TN           August 1999       University Health System                 Joint Venture (1)(2)
Houston, TX             December 1999     Laboratories for Genetic Services        Acquisition
Brownsville, TX         April 1999        Central Diagnostic Management            Acquisition
San Antonio, TX         February 1999     Accufast Diagnostic Lab                  Acquisition
Texarkana, TX           July 1999         Doctors Diagnostic Laboratory            Acquisition
Houston, TX             March 1996        Kelsey-Seybold Clinic                    Acquisition
Houston, TX             September 1995    Memorial Hermann Hospital                Joint Venture (1)(2)(3)
Midland, TX             April 2000        West Texas Pathology Laboratory          Acquisition
San Antonio, TX         May 2000          CHRISTUS Santa Rosa HealthCare           Acquisition
Bremerton, WA           December 2000     Olympic Laboratories                     Acquisition(1)



                            DATE OF                                                ACQUISITION OR
       LOCATION           TRANSACTION                     ENTITY                   JOINT VENTURE
----------------------- ----------------- ------------------------------------- --------------------
Seattle, WA             November 1997     Pacific Hospital Preservation &          Acquisition
                                          Development Authority
Seattle, WA             February 1995     Laboratory of Pathology of Seattle       Acquisition(1)
Mt. Vernon, WA          March 1994        Skagit Valley Laboratories               Acquisition(1)
Milwaukee, WI           August 1997       United Regional Medical Services, a      Joint Venture (1)(2)
                                          wholly-owned Subsidiary of Froedtert
                                          Hospital
Casper, WY              April 1999        Central Wyoming Laboratory               Acquisition
Cheyenne, WY            October 1993      Clinical Laboratories Cheyenne           Acquisition(1)

-----------
(1)      long term contract with hospital
(2)      50/50 joint venture
(3) The contract with Memorial Hermann Hospital, which expired on September 30, 2000, was not renewed as described below.

         In addition, in June 1999, the Company entered into an agreement to manage five hospital laboratories of Scripps Health located in San Diego County, California, for which the Company receives an annual fee of approximately $750,000 subject to additional incentive payments if it achieves certain targets.

ACQUISITIONS

         The Company pursues strategic acquisition opportunities in new markets that allows it to:

         o acquire operations with full service capabilities and the capacity to accommodate additional test volumes;
         o enter laboratory markets which are large enough to support a fully functioning laboratory and do not have entrenched competition or a high degree of managed care; and
         o enter into long-term contracts to provide laboratory services to hospitals.

         The Company also pursues "fold-in" acquisition opportunities in existing markets that allow the Company to:

         o improve laboratory efficiency and profitability by combining the acquired operations with its existing operations; and
         o        strengthen its market penetration in that region.

         The Company proactively identifies acquisition targets as well as responds to proposals to sell laboratory operations. It has generally taken 6 to 12 months between initial contact with an acquisition candidate and the consummation of a transaction. After a potential acquisition has been identified, the Company undertakes a due diligence review of the candidate's operations and the region within which it is located. The Company's personnel conduct a formalized review of all aspects of the candidate's operations, including an assessment of the local market and the candidate's competition, payor billing mix, compliance, litigation and capital requirements. During the course of the Company's due diligence review, the Company prepares an operating plan, identifies opportunities for increased operating efficiencies and assesses overall productivity and management information systems. Following consummation of an acquisition, in appropriate circumstances, the Company endeavors to retain key personnel from the acquired entity to ensure its continued effective operation. The Company typically obtains non-competition covenants from the sellers.

JOINT VENTURES

         The Company has entered into five joint ventures. The Company's joint venture model is based on the establishment of a new 50/50 joint venture with a hospital. The joint venture purchases the hospital's laboratory assets and any existing community-based business, and enters into a long-term contract to be the hospital's exclusive provider of all clinical laboratory testing services for the hospital's inpatients and registered outpatients. The joint venture also contracts with the hospital's pathology group to provide medical oversight to the joint venture. The Company receives a management fee for managing the joint venture. The joint venture then seeks to increase its revenues and profitability by marketing laboratory services to physicians, clinics and other health care providers in the community. Through the joint venture the Company gains access to an existing, fully equipped and staffed clinical laboratory and to an established physician and payor network associated with the hospital partner.

         The Company's joint venture business model allows the Company to enter a new region with a smaller capital investment than an acquisition might otherwise require. The Company competes for community-based testing business and generates a management fee for managing the joint venture. The Company's hospital partner benefits from this arrangement by reducing and controlling the costs of laboratory testing for inpatients and registered outpatients through its long-term contract with the joint venture and by sharing in the profits generated by the joint venture.

         The Hermann Partnership commenced operations in 1995 and reflected the Company's joint venture model and strategy. After successfully expanding from a hospital-based laboratory in 1995 to a laboratory with a significant community outreach business, the joint venture has broadened its scope and focus. As a result of a merger of Hermann Hospital with the Memorial System in Houston, Texas, the Hermann Partnership's contract with Memorial Hermann Hospital, which expired on September 30, 2000, was not renewed. This contract accounted for approximately $9.0 million of the Company's revenues in 1999. The joint venture with the Memorial Hermann Partnership continues and the partnership completed the relocation of its laboratory to a new 66,800 square foot facility in Houston, Texas in the fourth quarter of 2000. In addition, the geographic market of the joint venture has been expanded. Accordingly, effective October 1, 2000, the Company sold its direct ownership interests in Laboratories for Genetic Services, Accufast Diagnostic, Central Diagnostic, CHRISTUS Santa Rosa and West Texas Pathology Laboratory to the joint venture for proceeds of $17.6 million, which represents the value of its investment in these operations. The joint venture has also extended reference laboratory services to all of the hospitals and clinical laboratory testing services to certain medical and physician facilities affiliated with Memorial Hermann Hospital. The Company received a preferential partnership return on the value of the investment contributed.

CANADA

ACQUISITIONS

         Between 1988 and 1992, the Company's Canadian laboratory operations grew rapidly as a result of its acquisition of 12 laboratories. These 12 laboratories were consolidated into the Company's three laboratory operations in Ontario and its laboratory in Alberta.

JOINT VENTURES

         In 1995, the Company formed a joint venture with two of its major competitors in Northern Alberta, creating a single clinical laboratory testing business with one central laboratory. This joint venture, in which the Company holds a 43% interest, was formed in response to the Alberta government's reduction of health care funding and changes in health care delivery. Through the consolidation of operations into one central laboratory and the implementation of other changes, the joint venture has been able to mitigate the impact of the funding reductions.

         In 1997, the Company formed a joint venture in Ontario with two other independent clinical laboratory testing providers. The Company's interest in the joint venture is approximately 73%. The Company's objective in entering into the joint venture was to generate cost savings, primarily from the consolidation of the operations of one of the other providers into the Company's Toronto laboratory operations and consolidating the respective specimen collection networks.


SALES AND MARKETING

         The Company's sales and marketing efforts in the United States are coordinated through its 55 regional marketing representatives and 51 customer service representatives. The Company focuses on attracting and retaining high quality sales and marketing staff through attractive compensation incentive programs. The Company's sales and marketing efforts have a regional focus, with local sales representatives calling on hospitals, physicians' practices, clinics and other health care providers in their respective communities. The Company's local representatives seek to understand the specific attributes and clinical laboratory testing needs of each region. Sales efforts are then tailored to address those specific clinical laboratory testing needs.

         Due to the stable nature of the Ontario and Alberta markets, the Company focuses its sales, marketing and customer service efforts in Canada on
(i) servicing its existing physician base and (ii) pursuing non-government work, including substance abuse testing and clinical trials.

         The Company seeks to educate its customers through its sales, marketing and customer services efforts. Comprehensive service manuals are supplied to its customers, and local customer service representatives monitor customer satisfaction and service, answer questions and help resolve problems. The Company also publishes a quarterly newsletter, Dynacare Quarterly, which provides its customers with updates on recent events of the Company and in the clinical laboratory testing industry.


CUSTOMERS AND PAYORS

UNITED STATES

         In many instances in the United States, testing services are billed to a payor other than the customer who ordered the test, depending upon a patient's medical benefits and insurance coverage. The Company's principal payors include hospitals, the individual physicians and clinics, Medicare and Medicaid, patients and third party insurance companies. The Company's customers include the following:

HOSPITALS

         The Company provides services to hospitals through nine long term contracts. Seven of these contracts are capitated contracts where the Company's fees are typically based on the number of hospital admissions. These contracts also provide for certain adjustments to mitigate the risks of changes in test utilization and complexity. The other two contracts are on fee-for-service basis. In addition, the Company provides reference testing services to hospitals on a fee-for-service basis. Of these long-term contracts, the Company's contract with Swedish Medical generates the highest revenues, accounting for approximately 8% of the Company's U.S. (6% of its overall) revenues for the year ended December 31, 2000.

PHYSICIANS AND CLINICS

         Physicians requiring testing for patients who are not covered by a managed care contract generate a significant portion of the Company's clinical laboratory testing business. The Company bills the appropriate party who may be

(i) the physician who requested the testing, (ii) the patient or (iii) a third party who pays on behalf of the patient, such as an insurance company, Medicare or Medicaid. The Company bills the majority of its customers on a fee-for-service basis. The Company's fees to physicians are based on a negotiated customer fee schedule. Fees billed to patients are based on a separate patient fee schedule, which may be subject to limits imposed by the physicians themselves or by third-party payors. Medicare and Medicaid billings are based on fee schedules authorized by the government.

EMPLOYERS AND OTHER INSTITUTIONS

         The Company provides testing services to government agencies and to large employers including testing for substance abuse, occupational exposures and comprehensive wellness programs. The Company also performs a variety of reference tests for other clinical laboratories, including hospital laboratories that do not have a full range of testing capabilities.

THIRD PARTY INSURANCE COMPANIES

         Certain of these organizations may contract with a limited number of clinical laboratories for their members and instruct participating physicians to use these laboratories for their testing.

         The following table provides an estimate, on a percentage basis, of the Company's clinical laboratory testing revenues for its U.S. laboratory operations for the year ended December 31, 2000 applicable to each payor group, and the estimated volume of requisitions associated with each group.

                                         Requisition
                                         volume as a          Revenues as a %
Payor                                 % of total volume      of total revenues
-------------------------------------------------------------------------------

Physicians and clinics                   25%-- 30%              20%-- 25%
Medicare and Medicaid                    20%-- 25%              15%-- 20%
Patients                                  5%-- 10%              10%-- 15%
Third party insurance companies          18%-- 21%              20%-- 25%
Hospitals                                17%-- 20%              20%-- 23%


CANADA

         In the provinces of Ontario and Alberta, tests are ordered by physicians, while approximately 88% of testing performed by the Company is paid for by government agencies. The remaining 12% of testing is performed on a fee-for-service basis for a variety of private payors for the purposes of: (i) substance abuse testing, (ii) clinical trials and (iii) various non-government funded tests.


BILLING

         Because of the significantly different make-up of payors in the United States and Canada, the nature of the billing processes is also very different.

UNITED STATES

         Billing of laboratory services in the United States is complicated by the following factors:

         o many different payors (including patients, insurance companies, Medicare, Medicaid and physicians);

         o        many different fee schedules for the different payors;

         o the reliance on the physician to provide complete and correct information necessary for billing purposes;
         o        uncertainty at times as to the party responsible for payment;
                  and
         o complex compliance requirements such as medical necessity documentation.

         Approximately 79% of the Company's U.S. revenues for the year ended December 31, 2000 were billed to various payors and, like other laboratories in the industry, are impacted by these factors. The balance of the Company's revenues were billed on a monthly basis to hospitals pursuant to long term contracts. The hospitals in turn bill their various payors for the laboratory services. Since the Company's payment from the hospitals is not dependent on the hospitals' billing and collection process, the Company receives regular monthly payments from the hospitals and experiences virtually no bad debts from its hospital customers.

         Most of the Company's bad debt expense with respect to the non-hospital revenues is the result of problems that are not credit related, primarily missing or incorrect billing information on requisitions. The Company performs the requested tests and reports test results regardless of missing or incorrect billing information. Subsequent to performing the test, the Company attempts to obtain the required information. This missing or incorrect information slows the billing process, creates backlogs of unbilled requisitions and increases the aging of the Company's accounts receivable.

         During 1999, the Company installed three new billing systems and upgraded three existing billing systems. As a result, the billing workflow was interrupted. This, in turn, resulted in an increase in the Company's days sales outstanding, a common measurement of aging of accounts receivable.

         Since the completion of those conversions in late 1999, the Company has focused on the billing area, with an objective of reducing days sales outstanding. Steps taken in this regard include:

         o strengthening the Company's billing management and staff by recruiting experienced billing personnel;
         o continued training of the Company's staff and customers to provide complete and accurate billing information on the ordering of a test;
         o installing and increasing the number of electronic billing interfaces with the Company's payors; and
         o creating a compensation incentive program for both management and staff.

         These steps have resulted in a reduction of days sales outstanding in the United States from 95 days at the end of 1999 to 75 days as at December 31, 2000.

CANADA

         The Company bills government agencies in Ontario and Alberta for approximately 88% of its Canadian revenues. Days sales outstanding tend to be in the 40-45 day range, and bad debts are immaterial.


INFORMATION TECHNOLOGY

         The Company believes that its information systems play an integral role in managing its operations and controlling its costs. The Company's information systems perform a variety of functions such as order entry and delivery of test results, accounts receivable, billing, finance, human resources and other administrative functions.

UNITED STATES

         The significant growth the Company has experienced in the United States through its joint ventures and acquisitions has necessitated continued expansion and upgrading of the Company's information technology infrastructure. To manage this growth, to achieve greater consistency across operations and to recognize economies of scale, the Company has embarked on a number of strategic initiatives over the past 2 to 3 years.

         The first initiative was to centralize the Company's information technology management in Dallas under its Chief Information Officer. The Company standardized its billing and accounts receivable functions. Currently all of its operations utilize a common billing system. The Company believes this standardization has several benefits including:

         o        enhanced accuracy of billing;
         o        efficient electronic submissions of claims;
         o        increased functionality and flexibility; and
         o        enhanced customer service and enhanced regulatory compliance.

         The Company integrated a series of stand-alone information systems into a network of systems which provide the Company with both the ability to better communicate as well as to provide better support and utilization of its systems throughout the United States.

         In addition, during this time, the Company:

         o implemented three new billing and laboratory information systems;
         o        upgraded or converted billing systems in four operations; and
         o continually enhanced its ability to deliver test results electronically through a computer-based ordering system.

         Currently the Company is:

         o developing Web-based ordering and result delivery capabilities;
         o deploying centralized and standardized electronic data interchange between the Company's operations and both its customers and payors, to enable the Company to transfer laboratory test data as well as financial data from their respective information systems to the Company's own; and
         o rolling out centralized electronic claims processing with its clearing house partner.

         The Company expects to continue to implement advanced information technologies and extend its local and wide area networks and integrate these systems into its existing corporate network. This enables the Company to respond to its customers' needs more rapidly and efficiently. Finally, the Company is developing systems solutions to rapidly and effectively integrate new operations within its network.

CANADA

         Many of the laboratory information, accounting and other support systems requirements in the Canadian clinical laboratory testing industry are similar to those in the United States. However, billing system requirements in Canada are less complex than those in the United States because the government is responsible for approximately 88% of the Company's Canadian revenues.

         The Company's management information systems in Ontario operate on a common platform and continue to meet the laboratory information, test result reporting and billing requirements in the Ontario laboratory industry environment.

         In Alberta, the Company utilizes the Sunquest laboratory information system which is a subsystem of an overall health care information system operated by the Capital Health Authority under a long-term laboratory service agreement.


COMPLIANCE PROGRAM

         In 1997, the Company adopted and implemented a comprehensive, company-wide corporate compliance program in the United States. Its objective was to educate and train employees to ensure the observance of all applicable laws, regulations and general corporate policies. The Company's program was structured following the guidance of the Office of the Inspector General and includes a full-time compliance officer, an ethics and business code of conduct, employee education and training programs, and internal auditing and monitoring programs. The Company believes that it is in compliance in all material respects with all statutes, regulations and other requirements applicable to its clinical laboratory testing operations. The clinical laboratory testing industry, however, is subject to extensive and continuously evolving regulation, and many of these statutes and regulations have not been interpreted by the courts. Consequently, the Company cannot provide assurance that it is in material compliance with these requirements. Failure to comply with these requirements could have a material adverse effect on the Company's business.


QUALITY ASSURANCE

         The Company considers the quality of its testing services to be of critical importance, and has a comprehensive quality assurance program in all of its laboratories and other facilities.

UNITED STATES

         In addition to external inspections and proficiency programs mandated by the Health Care Financing Administration (HCFA) under the Clinical Laboratory Improvement Amendments, each testing laboratory has additional systems and procedures in place to measure and monitor quality assurance.

         The Company's quality control program is designed to assure the day-to-day validity of its laboratory results. Known control material is run with each group of patient samples, and the control values must fall within its acceptable range for the release of patient samples included in this testing group. Whenever possible, at least two levels of controls are run with each test, covering both the normal and abnormal ranges for the test. These controls also serve as internal markers to monitor day to day testing reproducibility.

         The Company's major U.S. laboratories are accredited by the College of American Pathologists for clinical and anatomic pathology services and two facilities are also Substance Abuse and Mental Health Services Administration certified for performing forensic drug testing. Accreditation is achieved by passing internal or external inspections that assess all aspects of laboratory testing.

         The Company's U.S. laboratories also participate in one or more federal, state or independent proficiency-testing programs, such as that administered by the College of American Pathologists. With these programs, the Company analyzes "blind" samples, reports back to the agency and is graded against strict federal standards during which the Company's results are evaluated against the results of other laboratories in these nationwide peer group comparisons. The Company continuously reviews its proficiency test performance results.

CANADA

         All of the Company's major Canadian laboratories are inspected and accredited by the College of American Pathologists for clinical and anatomical pathology services. In addition, the Company's laboratories in the Province of Ontario are licensed, inspected and accredited in accordance with Provincial Legislation by a branch of the Ministry of Health and Long Term Care. A requirement of this legislation is participation in a proficiency testing program, known as the Laboratory Proficiency Testing Program, administered by the Ontario Medical Association. In Alberta, the College of Physicians and Surgeons administers both the laboratory licensing function and laboratory accreditation functions. It also administers an inspection program which is similar to that of the College of American Pathologists.

         The Company's drug testing laboratories in Ontario and Alberta are also accredited by the Substance Abuse and Mental Health Services Administration for performing forensic drug testing. Only one other such accredited laboratory exists in Canada.


COMPETITION

         In selecting a clinical laboratory, the Company believes that health care providers, both in the United States and Canada, often consider a number of factors including the following:

         o        reputation in the medical community;
         o        service capability and quality;
         o accuracy, timeliness and consistency in reporting test results;
         o        number and type of tests performed by the laboratory;
         o number, convenience and geographic coverage of patient service centers; and
         o        pricing.

         The Company believes that it competes favorably in each of these areas. In addition, the Company believes it is well-positioned in each of its targeted markets due to its existing laboratory operations, joint venture model and its exclusive, long-term hospital contracts which enhance the Company's market penetration and overall regional presence in these markets.

UNITED STATES

         The clinical laboratory testing business in the United States is highly competitive and fragmented and has undergone significant consolidation. The Company competes on a regional and local basis with several independent clinical laboratories as well as with laboratories owned by physicians and hospitals. According to the Health Care Financing Administration, there are approximately 4,500 independent clinical laboratories in the United States, which generally fall into two categories. The first category is comprised of smaller, local laboratories that generally offer fewer tests and have limited financial resources. The second category, which includes the Company's laboratories, is comprised of larger regional or national laboratories that provide a broader range of tests and services. There are currently two large national independent clinical laboratories: Quest Diagnostics Incorporated, which during 1999 purchased SmithKline Beecham's clinical laboratory testing business, and Laboratory Corporation of America Holdings.

         Some of the Company's competitors have substantially greater financial and other resources and larger, more established marketing, sales and laboratory organizations than the Company does. Accordingly assurance cannot be provided that the Company will be able to continue to compete successfully with these larger competitors in the regional markets it serves. Furthermore, there is no assurance that the Company will be able to continue to compete effectively with these organizations for acquisitions. If the Company is unable to continue to make acquisitions, its ability to continue to grow would be significantly reduced.

CANADA

         In Canada, the Company competes with public hospital-based laboratories and independent clinical laboratories. The Company's primary competitors in the markets it serves in Canada are MDS Inc. and Canadian Medical Laboratories Limited. The Canadian laboratory services industry operates in an environment where competition is limited due to the nature of the governmental regulation and reimbursement systems.


INSURANCE

         The Company maintains liability insurance (subject to maximum limits) for claims, which may be substantial, that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results. Although assurance cannot be provided that the Company's coverage will be adequate to cover all future exposure, the Company believes that the present levels of coverage are adequate to cover currently estimated exposures. Although the Company believes that it will be able to obtain adequate insurance coverage in the future at acceptable costs, it cannot provide assurance that it will be able to obtain such coverage or it will be able to do so at an acceptable cost or that the Company will not incur significant liabilities in excess of policy limits.


EMPLOYEES

         As of December 31, 2000, the Company employed approximately 1,900 full-time equivalent personnel in its Canadian laboratory operations. The Company's U.S. clinical laboratory testing operations employ approximately 3,600 full-time equivalent personnel. Approximately 850 of its personnel are currently represented by collective bargaining units. The Company considers its relations with its employees to be good.


REGULATION


UNITED STATES

         The U.S. clinical laboratory testing industry is subject to significant governmental regulation at the federal, state and local levels. Virtually all clinical laboratories, including those the Company operate, are required to be certified or licensed under the Clinical Laboratory Improvement Amendments, the Medicare and Medicaid programs, and various state and local laws, and may be subject to periodic inspections by regulatory agencies. The Company is also subject to licensing and regulation under federal, state and local laws relating to the handling and disposal of medical specimens and infectious and hazardous materials as well as the safety and health of laboratory employees. Potential sanctions for failure to comply with these regulations include the denial of the right to conduct business, significant fines and criminal penalties. As part of an effort to contain the growth of federal costs for clinical laboratory testing services, several federal agencies including the Federal Bureau of Investigation, the Office of the Inspector General of Health and Human Services, HCFA and the Department of Justice have devoted increased governmental resources to investigations aimed at the appropriateness of testing as well as fraudulent and abusive conduct by service providers. Criminal conviction or successful prosecution of a civil fraud or false claims action can result in substantial fines and penalties as well as exclusion from the Medicare and Medicaid programs.

         Over the past several years, HCFA has taken several measures to reduce utilization of clinical laboratory testing and to ensure that, except for certain limited exceptions, Medicare does not pay for tests that are ordered for screening purposes only. Since 1995, many Medicare carriers have begun to require clinical laboratories to submit documentation supporting the medical necessity for many commonly ordered tests, as judged by ordering physicians.

         Further federal legislation has reduced ceilings on Medicare reimbursement to clinical laboratories to 74% of the 1984 national median effective January 1, 1998 (84% on January 1, 1994; 80% on January 1, 1995; and 76% on January 1, 1996) and consumer price index adjustments have been eliminated until at least 2002.

         HCFA previously had permitted payment for all tests contained in a chemistry panel when at least one of the tests in the panel was "medically necessary." However, now Medicare payment will not exceed the amount that would be payable if only the tests that are "medically necessary" had been ordered. Therefore, patients may be billed for clinical laboratory tests that are not deemed "medically necessary" (e.g., limited coverage tests for which an approved diagnosis code is not provided by the ordering physician) if the patient signs an advance beneficiary notice. However, since the majority of the Company's requisitions are filled out by physician customers, the Company cannot mandate the proper use of the advance beneficiary notice.

         Certifications or licenses are required by various state and local laws. An important accreditation for any U.S. clinical laboratory is by the College of American Pathologists, or CAP. All of the Company's major laboratories in the United States are accredited by CAP and have Clinical Laboratory Improvement Act certification except its laboratory in New York State, which is licensed by the state. While neither CAP nor Clinical Laboratory Improvement Act accreditation is required in Canada, the Company's Ontario (Toronto, Ottawa and London) and Alberta (Edmonton) laboratories are both CAP and Clinical Laboratory Improvement Act accredited.

         Specific federal legislation has been enacted to address fraud and abuse in the health care industry. Anti-kickback statutes prohibit any offer, payment, solicitation or receipt of any form of remuneration to induce, or in return for, the referral of certain federal or state health program patients or patient care opportunities, or in return for the purchase, lease or order of items or services that are covered by certain federal or state health programs. Violations of the statute can result in the imposition of substantial civil and criminal penalties. In addition, certain federal laws prohibit a physician, or an immediate family member of a physician with a financial relationship with an entity from referring a patient to that entity for the provision of eleven designated health services, including clinical laboratory testing services (the "Stark Law"). Although HCFA issued regulations in 1995 regarding certain aspects of the Stark Law, on January 4, 2001, HCFA issued additional final regulations on the Stark Law, which are subject to a comment period. These regulations are Phase I of a two phase process with remaining regulations to be issued sometime in the future. The Phase I provisions are generally effective on January 4, 2002, except that certain provisions relating to home health agencies are effective as of April 6, 2001. HCFA is accepting comments on the Phase I regulations until April 4, 2001, which may lead to further changes.

         Many states have enacted anti-kickback, anti-rebate, anti-fee splitting and other laws, which also govern the Company's relationships with customers. For example, the Company's laboratory in New York State is subject to certain provisions that are significantly more stringent than federal law on the same matters.

         Federal and state governments are considering additional health care legislation and regulation that could result in decreased revenues to clinical laboratories. Over the past few years, HCFA has considered whether to seek approval for a demonstration project to determine whether competitive bidding can be used to provide quality laboratory and other medical services at prices below current Medicare reimbursement rates.

         The Company is subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as to the safety and health of laboratory employees. All of the Company's laboratories are subject to applicable federal and state laws and regulations relating to the biohazard disposal of laboratory specimens and the Company utilizes outside vendors for the disposal of such specimens. In addition, the Federal Occupational Safety and Health Administration (OSHA) has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens, such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. As a result of the Needlestick Safety and Prevention Act, which was enacted in 2000, on January 18, 2001, OSHA promulgated final regulations that revise the blood-borne pathogens standard. In addition, a number of states in which the Company conducts business also have recently adopted similar statutes and regulations related to injuries that employees may sustain from contaminated needles and other sharps. Although the Company is not aware of any current material non-compliance with such federal, state and local laws and regulations, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions.

         The transportation of infectious substances such as clinical laboratory specimens is subject to regulation by the Department of Transportation, the Public Health Service, the U.S. Postal Service and the International Civil Aviation Organization.

         Drug testing for public sector employees is regulated by the Substance Abuse and Mental Health Services Administration (SAMHSA), which has established detailed performance and quality standards that laboratories must meet in order to be approved to perform drug testing on employees of Federal government contractors and certain other entities. To the extent that the Company's laboratories perform this testing, they must be certified as meeting SAMHSA standards. The Drug Enforcement Administration regulates access to controlled substances in drug abuse testing.

         The Health Insurance Portability and Accountability Act of 1996, or HIPAA, governs the portability, privacy and security of electronically transmitted patient data. HIPAA also mandates, among other things, the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. Among the standards that the Department of Health and Human Services has adopted pursuant to HIPAA are standards for the following: electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals; security and electronic signatures; privacy; and enforcement.

         The Department of Health and Human Services has released two rules mandating the use of new standards with respect to certain health care transactions and health information. The first rule requires the use of uniform standards for common health care transactions, including health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits, and it establishes standards for the use of electronic signatures. Second, the Department of Health and Human

Services has released new standards relating to the privacy of individually identifiable health information. These standards not only require the Company's compliance with rules governing the use and disclosure of protected health information, but they also require the Company to impose those rules, by contract, on any business associate to whom such information is disclosed. Rules governing the security of health information have been proposed but have not yet been issued in final form.

         The Department of Health and Human Services finalized the new transaction standards on August 17, 2000, and the Company will be required to comply with them by October 16, 2002. The privacy standards were issued on December 28, 2000, to become effective in mid-April 2001, with a compliance date of February 26, 2003. The Bush Administration and Congress are reviewing the existing regulations, and it is uncertain whether there will be changes to the privacy standards or the compliance date. With respect to the security regulations, once they are issued in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with the HIPAA health information practices provisions include criminal penalties and civil sanctions.

         The Company expects to conduct its business in substantial compliance with all applicable federal, state and local laws and regulations governing the Company's computer-based operations. However, the impact of regulatory developments affecting the use of electronically transmitted data is complex and difficult to predict, and the Company's business could be adversely affected by existing or new regulatory requirements or interpretations.

         Although the Company believes that its service offerings address health care privacy concerns by providing personalized health care information in a secure, private manner, the Company cannot provide assurance that it will be able to achieve and maintain compliance with all applicable rules and regulations. Failure to comply could have a material adverse impact on the Company's business.

CANADA

         The clinical laboratory testing industry is also subject to significant governmental regulation primarily at the provincial level in Canada. In general, laboratory licenses authorize clinical diagnostic laboratories to perform specific tests. The licensing and regulatory requirements relate to, among other matters, the conduct of testing and reporting of results, the handling and disposal of medical specimens and infectious and hazardous waste and other materials, the safety and health of laboratory employees and the proficiency of staff. The clinical laboratory testing industry in Canada is subject to periodic inspections by regulatory agencies, and the sanction for failure to comply with licensing requirements and other regulations, including environmental and employee occupational health and safety regulations, may include the revocation of licenses, the denial of the right to conduct business, significant fines and quasi criminal penalties. The revocation or loss of any of our laboratory licenses in Canada would have a material adverse effect the Company.

         Environmental matters including use, storage, handling, discharge, transportation and disposal of hazardous materials (including biomedical and pathological waste, infectious products, chemicals and radioactive materials) are strictly regulated. The provinces have the key role in regulating and issuing licenses and registrations for operations within the province (such as air and water effluent discharges and waste management) and federal regulators also have jurisdiction, particularly in regard to the transportation of dangerous goods (chemicals or infectious materials, for example), certain defined toxic substances and radioactive substances. Penalties for infractions of environmental regulations have been steadily increasing in Canada in recent years, and emission, discharge and licensing standards have become increasingly stringent.

Ontario

         In Ontario, clinical laboratories must be licensed by the Ontario Ministry of Health and Long Term Care. There are presently two forms of licenses under which the Company operates: laboratory licenses and specimen collection center licenses. Laboratory licenses authorize clinical laboratories to perform specific tests, which vary from license to license. The licenses are issued for one-year terms and are routinely renewed. Certain laboratory tests can only be carried out in hospital laboratories. Specimen collection licenses authorize the collection of specimens, which are then sent to a clinical diagnostic laboratory for analysis. Specimen collection centers are typically located in medical buildings, clinics and other similar facilities. Physicians are entitled to collect specimens without being specifically licensed, but will typically have the specimen tested by a licensed laboratory.

         The Company's Ontario laboratories are subject to provincial regulation in respect of occupational, health and safety. Laboratory workers are subject to the Health Care and Residential Facilities Regulation made under the Occupational Health and Safety Act (Ontario) which provides for extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens, such as HIV and the hepatitis B virus. This regulation, among other things, requires work practice controls, protective clothing and equipment, training, voluntary medical surveillance and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens.

         In April 1998, the Ontario Association of Medical Laboratories signed an agreement with the Ontario government confirming a corporate funding cap to the independent clinical laboratories of Cdn$431 million for the year ended March 31, 2000. In conjunction with this agreement, laboratory providers received additional funding of Cdn$31 million to offset costs associated with processing test volumes at levels in excess of the fixed corporate funding cap. The Company's share of this additional funding of approximately Cdn$6.5 million is included in its revenues over a three year period ended March 31, 2000.

         In March 1999, as a result of test volumes in excess of those contemplated in April 1998, the Ontario Association of Medical Laboratories renegotiated its existing funding agreement to provide for an additional increase in the corporate funding cap to Cdn$454 million for the year ended March 31, 1999. The revised funding agreement also provided for a further increase in the corporate funding cap to Cdn $458 million for the year ended March 31, 2000 and a one year extension of the funding agreement to March 31, 2001. The independent clinical laboratory providers in Ontario are currently in discussions with the Ministry of Health and Long Term Care regarding funding for the period subsequent to March 31, 2001

         The Ontario government continues to examine the future of the funding method and the laboratory delivery system in the province, with a longer term view to improving the efficiency and cost effectiveness of laboratory services provided by both the independent and hospital sectors. The Company, independently and also through the Ontario Association of Medical Laboratories, is an active participant in addressing these areas and providing input to the Ministry of Health and Long Term Care.

         During 2000, the government had initiated a process in consultation with The Ontario Medical Association, Ontario Hospital Association and the Ontario Association of Medical Laboratories with a view to improve the quality of and access to affordable laboratory service through better coordination of laboratory services provided in each region of Ontario. Currently, the process has commenced in three regions.

Alberta

         In Alberta, clinical diagnostic laboratory services form a part of the practice of medicine and, as such, are regulated by the College of Physicians and Surgeons of Alberta.

         Effective July 1995, the Alberta government implemented a reduction in funding for health care services and changed the method of delivery of health care services by establishing regional health authorities to receive bloc provincial grants and to be responsible for all health care requirements within their regions. In response to these changes, the Company formed a partnership with its two major competitors in Northern Alberta to create a single clinical laboratory testing business with one central clinical laboratory. The Alberta Partnership serves the private sector's traditional physician base and certain of the hospitals, which have traditionally operated their own in-hospital clinical laboratories.

         The Company holds a 43% interest in the Alberta Partnership, which has entered into a long-term agreement with the Capital Health Authority in Alberta (encompassing Edmonton) to provide services to the region. In addition, the Alberta Partnership has entered into agreements with several other regional health authorities in northern Alberta. In the aggregate, these agreements provide the Alberta Partnership with an estimated market share of approximately 60% of the clinical laboratory testing market in northern Alberta. The Alberta Partnership on an annual basis has negotiated reimbursement increases with each of the regional health authorities to reflect cost increases, additional services and increased volumes.

         The Alberta Partnership is subject to provincial legislation and regulation of general application in respect of the environment, privacy of information, health care and occupational health and safety. For instance, in respect to any records which may be considered to be under the control of a public body, the Alberta Partnership may be subject to certain requirements under the Freedom of Information and Protection of Privacy Act (Alberta). In addition, the Alberta Partnership and its laboratory personnel are subject to requirements under the Occupational Health and Safety Act (Alberta) relating to workplace safety.


DETAILS OF INCORPORATION

         The Company was incorporated under the Business Corporations Act (Ontario) in September 1981. In 1992, it acquired all of the shares of its major operating subsidiary, The Dynacare Health Group Inc., and changed its name to Dynacare Inc. In May 1997, its shareholders approved a plan of arrangement whereby it was taken private. On November 22, 2000, the Company completed an initial public offering of its common shares in the United States and Canada.


ITEM 2.  -  PROPERTIES


         The Company's principal U.S. properties, which are comprised of its corporate offices and central laboratory facilities, are the following:

                                             APPROXIMATE AREA      NATURE OF
LOCATION                                     (IN SQUARE FEET)      OCCUPANCY                EXPIRATION
----------------------------------------------------------------------------------------------------------------------
Houston, Texas (Hermann Partnership)                  66,800       Joint Venture (1)        August 31, 2010

Milwaukee, Wisconsin (United Partnership)             59,219       Joint Venture (1)        August 1, 2030



                                             APPROXIMATE AREA      NATURE OF
LOCATION                                     (IN SQUARE FEET)      OCCUPANCY                EXPIRATION
----------------------------------------------------------------------------------------------------------------------

Montgomery, Alabama (LabSouth)                        54,150       Owned

Knoxville, Tennessee (Tennessee                       48,628       Joint Venture (1)        July 31, 2009
Partnership)

Seattle, Washington (Lab of Pathology)                33,215       Leased                   January 2004

Meridian, Mississippi (Medical Pathology)             29,232       Leased                   May 31, 2001

Birmingham, Alabama (LabSouth)......                  29,140       Leased                   October 31, 2010

Baton Rouge, Louisiana (Louisiana                     27,500       Leased                   November 30, 2001
Laboratories)

Dallas, Texas (Dynacare Laboratories Inc.)            21,137       Leased(2)                February 29, 2004

Dallas, Texas (Dynacare Laboratories Inc.)            18,484       Leased(2)                August 31, 2003

Schenectady, New York (Ellis Partnership)             16,324       Joint Venture (1)        September 2, 2004

Cheyenne, Wyoming (Cheyenne Laboratories)             10,172       Leased                   Month to month basis

Houston, Texas (Laboratories for Genetic               9,800       Leased                   May 31, 2003
Services)

Mt. Vernon, Washington (Skagit Valley                  9,430       Leased                   February 2007
Labs)

Jackson, Mississippi (Clinical Pathology)              8,744       Leased                   January 31, 2004

Monroe, Louisiana (Bayou Lab).......                   7,608       Leased                   July 31, 2004

Texarkana, Texas (Doctors Diagnostic Lab)              3,850       Leased                   April 30, 2002

San Antonio, Texas (Accufast Diagnostic)               3,591       Leased                   August 31, 2001

Midland, Texas (West Texas Pathology                   3,502       Leased                   Month to month basis
Laboratory)

Pittsburgh, Pennsylvania (Allegheny                   35,000       Joint Venture (1)        December 3, 2010
Partnership)

Bremerton, Washington (Olympic                         2,500       Leased                   December 1, 2003
Laboratories)

El Dorado, Arkansas (Accu-Path                         4,000       Leased                   November 30, 2001
Laboratories)
-----------
(1)      The Company is a partner in a 50/50 joint venture which operates the clinical laboratory.

(2)      Represents leased U.S. corporate offices in Dallas, Texas.


         The Company's principal Canadian properties are its leased offices in Toronto and the following laboratory facilities:

                            APPROXIMATE AREA
LOCATION                    (IN SQUARE FEET)      NATURE OF OCCUPANCY
-------------------------------------------------------------------------------

Toronto, Ontario                  69,000          Owned
Edmonton, Alberta                 54,138          Leased until March 31, 2007(1)
London, Ontario                   39,544(2)       Owned
Ottawa, Ontario                   12,353          Leased until February 2002

-----------

(1) Through the Alberta Partnership in which the Company has an approximate 43% interest.

(2) This property totals 43,604 square feet, 39,544 of which are occupied by the laboratory and the remainder of which is leased to other parties.

         All of the Company's central laboratory facilities have been built for the sole purpose of providing clinical laboratory testing services. The Company believes that these facilities have sufficient capacity for any foreseeable increase in volumes. The Company believes that if it was to lose any of its leaseholds, it could find alternate space at competitive market rates and relocate the affected operations without material disruption to the Company's operations.


ITEM 3.  -  LEGAL PROCEEDINGS


         The Company is involved in various legal proceedings arising in the ordinary course of business. Although it is not feasible to predict the outcome of such proceedings or any claims made against the Company, the Company does not anticipate that the ultimate liability of such proceedings or claims will have a materially adverse effect on its financial position or results of operations as they primarily relate to professional liability for which the Company believes it maintains adequate insurance coverage.


ITEM 4.  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matter was submitted to a vote of security holders during the fourth quarter of 2000.



                                     PART II
                                     -------


ITEM 5.  -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

         On November 22, 2000, the Company completed an initial public offering of its common shares in the United States and Canada. As a result of such issuance, the Company sold five million common shares primarily in the United States for proceeds of $50.0 million, before after tax costs of $3.6 million, and began trading on The Nasdaq National Market and the Toronto Stock Exchange under the symbol "DNCR" and "DNA" respectively.

         The following table sets forth for the periods indicated the high and low sales prices for the Company's common shares reported on The Nasdaq National Market composite tape.

2000                                               HIGH                  LOW
----                                               ----                  ---

Fourth Quarter                                    $11.000               $8.375

2001                                               HIGH                  LOW
----                                               ----                  ---

First Quarter (through March 12, 2001)            $10.938               $5.000

         As of March 12, 2001, there were 16,883,914 of the Company's common shares outstanding and 17 holders of record of the Company's common shares.

         Since 1993, the Company has not paid any cash dividends on its equity securities. The Company currently anticipates retaining all of its future earnings, if any, to support operations and to finance the growth and development of its business. Consequently, the Company does not anticipate paying any dividends for the foreseeable future. Any future determination relating to the Company's dividend policy will be made at the discretion of the Company's board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the board of directors may deem relevant. The indenture governing the Company's 10.75% senior unsecured notes contains covenants that among other things limits the Company's ability and the ability of its subsidiaries to pay dividends and incurrence of additional indebtedness.

         Any dividends paid by the Company to non-resident shareholders are generally subject to a 25% withholding tax pursuant to the Income Tax Act (Canada). However, dividends paid by the Company to residents of the United States are subject to a 15% withholding tax pursuant to the Income Tax Treaty between Canada and the United States.


ITEM 6.  -  SELECTED FINANCIAL DATA

         The following tables set forth the Company's selected consolidated financial information for the years indicated and should be read in conjunction with the Company's audited consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 and the related notes and "Management's discussion and analysis of financial condition and results of operations," and "Business," included elsewhere in this Form 10-K. The Company prepared its consolidated financial statements in accordance with Canadian GAAP. These principles conform in all material respects with U.S. GAAP except as described in Note 20 of the Company's consolidated financial statements, included elsewhere in this Form 10-K.

                                                                   YEARS ENDED DECEMBER 31
                                                                   -----------------------
                                             2000            1999            1998           1997            1996
INCOME STATEMENT INFORMATION:              (in thousands of U.S. dollars, except for share and per share amounts)
---------------------------------------------------------------------------------------------------------------------
Revenues:
         Canadian operations...........   $   102,172     $    99,111    $    91,359    $    95,450       $    98,737
         U.S. operations...............       250,747         173,566        133,552         80,365            66,861
                                         -------------   -------------   -------------  --------------  -------------

         Total revenues................       352,919         272,677        224,911        175,815           165,598
General and operating expenses.........       306,105         230,795        189,643        152,353           141,004
Depreciation...........................        11,368           8,351          6,433          4,819             4,094
Amortization of licenses and goodwill..         5,279           4,707          4,112          5,650             5,822
Severance, relocation and other charges         6,750           --              --              --                --
Non-recurring charges..................          --             --              --           82,554               608
                                         -------------   -------------   -------------  --------------  -------------

Operating earnings (loss)..............        23,417          28,824         24,723        (69,561)           14,070
Interest expense.......................        22,477          19,457         15,486         13,713            13,383
Gain on sale of home healthcare                  --             --              --             (720)             --
 operation ............................
                                         -------------   -------------   -------------  --------------  -------------

Earnings (loss) before income taxes....           940           9,367          9,237        (82,554)              687
Income tax expense (recovery)..........        (5,085)          3,726          3,048        (27,417)             (265)
                                         -------------   -------------   -------------  --------------  -------------

Net earnings (loss)....................   $     6,025     $     5,641    $     6,189    $   (55,137)      $       952
                                         =============   =============   =============  ==============  =============

Earnings (loss) per share-basic........   $      0.48     $      0.47    $      0.52    $     (5.19)      $      0.10
Earnings (loss) per share-diluted......   $      0.46     $      0.45    $      0.52    $     (5.19)      $      0.09
 Weighted average number of shares
   outstanding-basic...................    12,482,368      11,880,914     11,880,914     10,631,650         9,982,839
 Weighted average number of shares
  outstanding-diluted..................    13,143,971      12,464,105     11,880,914     10,631,650        10,161,038


                                                                         DECEMBER 31
                                                                         -----------
                                             2000            1999            1998           1997            1996
 BALANCE SHEET INFORMATION: (AT                                 (in thousand of U.S. dollars)
 YEAR-END)
---------------------------------------------------------------------------------------------------------------------

 Total assets...........................  $   349,848     $   288,519    $   231,130    $   211,165           262,358
 Long-term debt (excludes current
   portion of long term debt)...........  $   202,287     $   198,788    $   152,731    $   143,689           124,763

 Shareholders' equity ..................  $    55,251     $     1,646    $    (3,968)   $    (9,931)           41,635



U.S. GAAP

                                                                   YEARS ENDED DECEMBER 31
                                                                   -----------------------
                                             2000            1999            1998           1997            1996
INCOME STATEMENT INFORMATION                (in thousand of U.S. dollars, except for share and per share amounts)
---------------------------------------------------------------------------------------------------------------------

Revenues...............................   $   233,487     $   164,945    $   125,310    $   112,574       $   147,030
Earnings (loss) before extraordinary      $     (794)     $     5,390    $     5,943    $   (48,515)      $       974
   item................................
Net earnings (loss)....................   $     (794)     $     5,390    $     5,943    $   (48,515)      $    (1,247)
Earnings (loss) per share--basic........  $    (0.06)     $      0.45    $      0.50    $     (4.56)      $     (0.12)
Earnings (loss) per share before
   extraordinary item--basic............  $    (0.06)     $      0.45    $      0.50    $     (4.56)      $      0.10


                                                                         DECEMBER 31
                                                                         -----------
                                             2000            1999            1998           1997            1996
BALANCE SHEET INFORMATION (AT YEAR-END)                         (in thousand of U.S. dollars)
---------------------------------------------------------------------------------------------------------------------

Total assets...........................   $   339,663     $   285,856    $   210,662    $   207,429       $   264,330
Long-term debt (excludes current
   portion of long term debt)..........   $   199,404     $   202,296    $   144,647    $   145,381       $   131,443
Shareholders' equity ..................   $    56,571     $     8,755    $     3,038    $    (2,664)      $    40,009


         The following tables set forth the Company's quarterly financial data for each quarter within the years ended December 31, 2000 and 1999. The company's interim consolidated financial statements are prepared in accordance with Canadian GAAP.

                                           THREE MONTHS        THREE MONTHS       THREE MONTHS      THREE MONTHS
                                               ENDED              ENDED              ENDED              ENDED
                                         ------------------   ---------------    ---------------   ----------------
                                             MARCH 31,           JUNE 30,        SEPTEMBER 30,      DECEMBER 31,
                                            (unaudited)        (unaudited)        (unaudited)        (unaudited)
                                         --------------------------------------------------------------------------
                                                                           2000
INCOME STATEMENT INFORMATION             (in thousands of U.S. dollars, except for share and per share amounts)
-------------------------------------------------------------------------------------------------------------------
Revenues
   Canadian operations................      $    25,163         $    26,033        $    25,553       $    25,423
   U.S. operations....................           54,772              65,865             68,353            61,757
                                         ------------------   ---------------    ---------------   ----------------
   Total revenues.....................      $    79,935         $    91,898        $    93,906       $    87,180
                                         ------------------   ---------------    ---------------   ----------------
General and operating
Expenses..............................      $    68,006         $    78,728        $    82,575       $    76,796
                                         ------------------   ---------------    ---------------   ----------------
Net earnings..........................      $     2,619         $     1,885        $       962       $       559
                                         ------------------   ---------------    ---------------   ----------------

Earnings per share - basic............      $      0.22         $      0.16        $      0.08       $      0.04
Earnings per share - diluted..........      $      0.21         $      0.15        $      0.08       $      0.04
Weighted average number of shares
   outstanding - basic................       11,880,914          11,880,914         11,880,914        14,273,653
Weighted average number of shares
   outstanding - diluted..............       12,518,504          12,538,771         12,540,235        14,964,343

                                           THREE MONTHS        THREE MONTHS       THREE MONTHS      THREE MONTHS
                                               ENDED              ENDED              ENDED              ENDED
                                         ------------------   ---------------    ---------------   ----------------
                                             MARCH 31,           JUNE 30,        SEPTEMBER 30,      DECEMBER 31,
                                            (unaudited)        (unaudited)        (unaudited)        (unaudited)
                                         --------------------------------------------------------------------------
                                                                           1999
INCOME STATEMENT INFORMATION             (in thousands of U.S. dollars, except for share and per share amounts)
-------------------------------------------------------------------------------------------------------------------

Revenues
   Canadian operations................      $    23,836         $    24,704        $    23,947       $    26,624
   U.S. operations....................           38,637              41,247             47,714            45,968
                                         ------------------   ---------------    ---------------   ----------------
   Total revenues.....................      $    62,473         $    65,951        $    71,661       $    72,592
                                         ------------------   ---------------    ---------------   ----------------
General and operating
Expenses..............................      $    52,118         $    55,170        $    61,456       $    62,051
                                         ------------------   ---------------    ---------------   ----------------
Net earnings .........................      $     1,925         $     1,844        $     1,044       $       828
                                         ------------------   ---------------    ---------------   ----------------

Earnings per share - basic............      $      0.16         $      0.16        $      0.09       $      0.07
Earnings per share - diluted..........      $      0.16         $      0.15        $      0.08       $      0.07
Weighted average number of shares
   outstanding - basic................       11,880,914          11,880,914         11,880,914        11,880,914
Weighted average number of shares
   outstanding - diluted..............       12,298,947          12,330,503         12,345,512        12,517,100


ITEM 7.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

OVERVIEW

         Dynacare Inc. (the "Company") is one of the leading providers of clinical laboratory testing services in North America, providing laboratory services in 20 states and two Canadian provinces.

         The Company's revenues for the year ended December 31, 2000 were $352.9 million compared to $272.7 million for the prior year. Approximately $250.7 million or 71.0% of the Company's revenues were generated by its U.S. operations and $102.2 million or 29.0% by its Canadian operations. Approximately 20.8% of the Company's U.S. revenues were from long term contracts with hospitals, 18.0% from Medicare and Medicaid and approximately 61.2% from other payors (including third party insurance, physicians, clinics, and patients). Approximately 88.5% of the Company's Canadian revenues were from government and related agencies while the remaining 11.5% of the revenues were from a variety of non-government third party payors.

         Net earnings for the year ended December 31, 2000 were $6.0 million compared to $5.6 million in the prior year. Net earnings in 2000 were impacted by severance, relocation and other charges of approximately $6.7 million ($4.1 million on an after tax basis) and a tax benefit of $6.1 million resulting from substantively enacted tax rate reductions in Canada. Net earnings excluding the impact of the severance, relocation and other charges and the tax benefit were $4.0 million.

         The Company's growth strategy includes expanding its existing network of laboratory operations by entering new regional markets through strategic acquisitions or forming joint ventures with prominent hospitals. During 2000, the Company entered two new markets in the U.S., Alabama and Pennsylvania.

         On March 1, 2000, the Company acquired LabSouth Inc. ("LabSouth") for a purchase price of $23.8 million. LabSouth, which had annualized revenues of approximately $40.4 million at the time of acquisition, provides laboratory services throughout Alabama as well as the Florida panhandle.

         On December 3, 2000, the Company commenced a new partnership with Allegheny General Hospital, a member of the West Penn Allegheny Health System, in Pittsburgh, Pennsylvania. The partnership, which entered into a ten year agreement with Allegheny General Hospital to provide all of the hospital's laboratory testing services, is expanding its services to physicians, clinics and other health care providers in eastern Pennsylvania, parts of Ohio and West Virginia. The Company's initial capital contribution to the partnership was approximately $2.4 million.

         In regions in which the Company has existing operations, the Company grows by internal "same-store" growth and by "fold-in" acquisitions. Fold-in acquisitions are acquisitions of smaller laboratory operations that can be consolidated into the Company's existing laboratory operations, maximizing synergies and increasing the Company's market presence.

         During 2000, the Company completed five "fold-in" acquisitions as summarized below:


           ACQUISITION                                                State         Date
           -----------                                                -----         ----

           West Texas Pathology Laboratory ("West Texas")             Texas         April, 2000

           CHRISTUS Santa Rosa Health Care ("Santa Rosa")             Texas         May, 2000

           Olympic Medical Laboratories Inc. ("Olympic")              Washington    December, 2000

           Shoals Medical Laboratories, Inc. ("Shoals")               Alabama       December, 2000

           Accu-Path Medical Laboratories, Inc. ("Accu-Path")         Arkansas      December, 2000

The Company's total purchase price for these acquisitions was $14.7 million which at the time of acquisition had combined annualized revenues of approximately $16.6 million.

         In addition to the revenues provided by these acquisitions and the new joint venture, the Company's non-hospital U.S. revenues grew by approximately 10.4% during 2000 on a "same-store" basis.

         During 2000, the Hermann Partnership in Houston, Texas broadened its scope and focus. This partnership, which commenced operations in 1995, and reflected the Company's joint venture model and strategy, successfully expanded from a hospital-based laboratory in 1995 to a laboratory with a significant non-hospital business. As a result of the merger of Hermann Hospital with the Memorial System, the Hermann Partnership's laboratory services agreement with Hermann Hospital was not renewed upon its expiration on September 30, 2000. This contract accounted for approximately $9.0 million of the Company's annual revenues. The partnership has relocated its laboratory operations to a new 66,800 square foot facility in Houston, Texas. In addition, the geographic market of the partnership has been expanded. As part of the continued focus on the non-hospital business, effective October 1, 2000 the Company sold its direct ownership interest in the operations of several smaller laboratories in Texas which the Company had acquired (Laboratory for Genetic Services ("LGS"), Accufast Diagnostic Lab Inc. ("Accufast"), Central Diagnostic Management Inc. ("Brownsville"), Santa Rosa and West Texas) to the partnership for the value of the Company's investment in these operations. The Company receives a preferential return on the value of the operations contributed to the partnership. The partnership has also extended its reference laboratory services to all the hospitals in the Memorial Hermann System and clinical laboratory testing services to certain medical and physician facilities affiliated with the Memorial Hermann System.

         On November 22, 2000, the Company sold five million common shares in an initial public offering pursuant to a Form F-1 registration statement filed with the Securities and Exchange Commission in the United States and a prospectus filed with the Ontario Securities Commission in Canada. The net proceeds of the offering was $46.4 million. The Company's shares are listed on The NASDAQ National Market and Toronto Stock Exchange under the symbols "DNCR" and "DNA" respectively.

         On March 1, 2001, the Company purchased the laboratory assets and operations of Medical Arts Laboratory, Inc. and Southern Medical Arts Laboratory, Inc. located in Oklahoma for a purchase price of approximately $7.5 million.

DIFFERENCES BETWEEN CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

         The Company reports its consolidated financial statements using Canadian GAAP with a reconciliation to U.S. GAAP included in the notes to the Company's financial statements. The Company's significant U.S.-Canadian GAAP differences are noted below:

         ACCOUNTING FOR JOINT VENTURES. Under Canadian GAAP, the Company includes in its financial statements the pro rata share of revenues and expenses, as well as assets and liabilities, of its joint ventures. Under U.S. GAAP, the Company would be required to account for these joint ventures by the equity method, with the earnings or losses of joint ventures included as earnings or losses from equity investments and the assets and liabilities of the joint ventures included in equity investments in the statement of financial position.

Although the use of the proportionate consolidation method as compared to the equity method of accounting from a financial presentation perspective impacts almost all areas of the Company's consolidated balance sheets, statements of operations and cash flow statements, it does not impact the Company's consolidated shareholders' equity or net earnings.


         ACCOUNTING FOR INCOME TAXES. Under Canadian GAAP, the impact of changes in income tax rates are recorded when the changes in tax rates have been substantively enacted. Under U.S. GAAP, changes in income tax rates are recorded when the change in rates has been legislated. For the year ended December 31, 2000, the Company recorded a tax benefit of $6.1 million due to substantively enacted tax rate reductions introduced by the Canadian federal and provincial governments. It is expected that this benefit will be recorded under U.S. GAAP in future periods as the tax rate changes are legislated.

SEASONALITY

         The Company's results of operations have been and can be expected to be subject to quarterly fluctuations. The Company experiences lower testing volumes during the holiday and vacation seasons and, to a lesser extent, during inclement weather. As a result, because a significant portion of the Company's expenses is relatively fixed over the short term, the Company's operating income as a percentage of revenue tends to decrease during the third quarter due to the summer vacation period and the fourth quarter due to the various holidays in that quarter. The Company's quarterly results can also fluctuate as a result of number of other factors including the timing and transition of new acquisitions or joint ventures and completion or commencement of significant hospital contracts.

         The discussion that follows should be read in conjunction with the Company's Consolidated Financial Statements for the years ended December 31, 2000, 1999 and 1998.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         REVENUES. Revenues for the year ended December 31, 2000 were $352.9 million, an increase of $80.2 million, or 29.4%, from $272.7 million in 1999. This increase in revenues resulted primarily from the continuing growth in the Company's U.S. operations, where revenues increased by $77.2 million to $250.7 million.

         The increase in revenues from the Company's U.S. operations was due to:

         o growth of 10.4% in community or non-hospital revenues in the Company's existing operations; and

         o additional revenues generated by: i) the Company's 1999 acquisitions and the partnership with the University Health System Inc. of Knoxville, Tennessee (the "Tennessee

                  Partnership") which commenced operations on August 1, 1999;
                  ii) the Company's 2000 acquisitions which included LabSouth, West Texas, Santa Rosa, Olympic, Shoals and Accu-Path as previously described, offset in part by iii) the loss of the Hermann Hospital contract in October 2000.

         Canadian revenues increased by $3.0 million to $102.2 million in 2000, reflecting fee increases coupled with increases in non-government revenues.

         GENERAL AND OPERATING EXPENSES. General and operating expenses for the year ended December 31, 2000 were $306.1 million, an increase of $75.3 million, or 32.6%, from $230.8 million in 1999. This increase resulted from a $75.4 million increase in the United States due to: (i) costs associated with processing additional volume generated by internal growth; (ii) the additional operating expenses and costs associated with the new operations acquired during 1999 and 2000; (iii) the transitional expenses related to the Hermann Partnership including the costs of recruiting and training costs, relocation costs related to the move of the laboratory to a new facility in Houston, Texas, the costs associated with operating a significantly expanded facility and the costs associated with integrating the operations acquired by the Hermann Partnership from the Company on October 1, 2000; and (iv) increased corporate costs associated with expanding the infrastructure required to support the Company's U.S. growth.

         In Canada, general and operating expenses decreased by $0.1 million. Increases in salary, benefits and materials expenses, primarily as a result of increased test volume in the Company's partnerships in Ontario and Alberta, were offset by a reduction of certain expenses in the Company's Ontario operations as well as a reduction in administrative costs.

         General and operating expenses as a percentage of revenues were 86.7% for the year ended December 31, 2000, compared to 84.6% in 1999, resulting in margins of 13.3% and 15.4%, respectively. The decrease in margins occurred as a result of the factors noted above as well as continuing growth of lower margin business, primarily in the United States.


         SEVERANCE, RELOCATION AND OTHER CHARGES. Upon the completion of the Company's initial public offering in 2000, the Company incurred severance, relocation and other charges of approximately $6.7 million in connection with:

         o severance, lease termination and other costs related to the relocation of the Company's corporate offices from Toronto, Canada to Dallas, Texas;
         o termination costs associated with the Company's employment contract with a senior executive;
         o amounts paid to certain of the Company's officers to enable them to repay in full outstanding loans made by the Company to them and associated taxes which were due as a result; and
         o and other non-cash restructuring charges, including termination of a services contract.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the year ended December 31, 2000 was $16.6 million, an increase of $3.5 million, or 26.7% from $13.1 million in 1999. The increase in depreciation and amortization arises from the additional amortization of deferred financing costs incurred on the issuance of the $70.0 million, 10.75% Senior Notes in February 1999 and on the long term debt related to the West Texas acquisition, additional amortization of the goodwill added as a result of the Company's acquisitions and additional depreciation due to the capital expenditures made during 1999 and 2000.

         INTEREST. Interest expense for the year ended December 31, 2000 was $22.5 million, an increase of $3.0 million, or 15.4% from $19.5 million in 1999. The increase in interest expense is primarily due to the additional debt incurred on the issuance of the 1999 Senior Notes and the increased bank indebtedness of which $23.8 million was paid down in November, 2000 with a portion of the net proceeds received by the Company from its initial public offering. The Company's average effective interest rate was 10.3% for the year ended December 31, 2000 compared to 10.4% for the prior year.

         INCOME TAXES. Effective January 1, 2000, the Company has adopted the Canadian Institute of Chartered Accountants Handbook Section, Accounting for Income Taxes - 3465 ("CICA-3465"). Similar to the Statement of Financial Accounting Standards - No. 109, Accounting for Income Taxes in the United States, CICA-3465 requires the liability method of tax allocation for accounting for income taxes. Under the liability method of tax allocation, deferred tax assets and liabilities are recognized based on the temporary differences between the accounting and tax bases of assets and liabilities. The calculation of deferred tax assets and liabilities is based on the substantively enacted tax rates and laws that will be in effect when the temporary differences are expected to reverse. The Company has adopted CICA-3465 on a retroactive basis with the previous comparable years restated.

         The Company recorded an income tax recovery of $5.1 million for the year ended December 31, 2000 compared to an income tax expense of $3.7 million in 1999. The income tax recovery is primarily due to the recognition of a $6.1 million tax benefit as a result of Canadian federal and provincial tax rate reductions that were substantively enacted and recorded by the Company during 2000 as noted below:


                                                           TAX BENEFIT
                                 QUARTER                    (MILLIONS)
                             ----------------            -----------------
                                    1                           $0.9
                                    2                            1.1
                                    3                            -
                                    4                            4.1
                                                         -----------------
                                                                $6.1
                                                         =================

The cumulative reduction in the Canadian federal statutory tax rate is 1.0%, 3.0%, 5.0% and 7.0% for 2001, 2002, 2003 and 2004 (and thereafter), respectively. A 1.0% pro rata reduction in the Ontario provincial statutory tax rate is effective May 2, 2000 and is to be followed by a further 0.5% tax rate reduction effective January 1, 2001.

         In addition, the 2000 income tax recovery reflects a $2.4 million reduction in the Company's valuation allowance thereby recognizing the benefit of certain deferred tax assets. It is the Company's expectation that under its current business strategy it will generate sufficient taxable income to fully realize these tax benefits.

         NET EARNINGS. Net earnings for the year ended December 31, 2000 were $6.0 million, compared to $5.6 million in 1999. Excluding the after tax impact of the severance, relocation and other charges and the tax benefit resulting from future tax rate reductions in Canada, net earnings were $4.0 million.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         REVENUES. Revenues for the year ended December 31, 1999 were $272.7 million, an increase of $47.8 million, or 21.3% from $224.9 million in 1998. This increase in revenues resulted primarily from the continuing growth in the Company's U.S. operations, where revenues increased by $40.0 million to $173.6 million.

         The increase in revenues from the Company's U.S. operations was due to:

         o internal growth of $13.3 million, primarily from Laboratory of Pathology in Seattle, Washington and Louisiana Reference Laboratories in Baton Rouge, Louisiana and two of the Company's partnerships, the Milwaukee Partnership in Milwaukee, Wisconsin and the Hermann Partnership in Houston, Texas;
         o the inclusion of twelve months of revenues of $3.0 million from Baylor Health System's integrated physician network, HealthTexas Provider Network ("HealthTexas");
         o the inclusion of revenues of $3.2 million from Accufast in San Antonio, Texas and Brownsville in Brownsville, Texas, which commenced operations on February 1, 1999 and April 1, 1999, respectively;
         o the inclusion of revenues of $13.4 million from Clinical Pathology Laboratory Inc. ("CPL") in Jackson, Mississippi, Medical Pathology Laboratory ("MPL") in Meridian, Mississippi, and SouthCoast Pathology Services, Ltd. ("SouthCoast") in Gulfport, Mississippi, which commenced operations on February 1, 1999, June 1, 1999 and July 1, 1999, respectively;
         o the inclusion of revenues of $2.6 million from the Tennessee Partnership, which commenced operations on August 1, 1999; and
         o the inclusion of revenues of $4.5 million from Bayou Laboratory, Inc. ("Bayou"), in Monroe, Louisiana and Doctor's Diagnostic Laboratory ("DDL") in Texarkana, Texas, which commenced operations on July 1, 1999.

         Canadian revenues increased by $7.8 million to $99.1 million from 1998, reflecting fee increases received from the governments in the provinces of Ontario and Alberta, coupled with increases in non-government revenues.

         GENERAL AND OPERATING EXPENSES. General and operating expenses for the year ended December 31, 1999 were $230.8 million, an increase of $41.2 million, or 21.7%, from $189.6 million in 1998. This increase resulted from an increase in the United States of $39.5 million due to: i) costs associated with processing additional volumes generated by internal growth; ii) the additional operating costs for HealthTexas, CPL, Accufast, Brownsville, MPL, Bayou, SouthCoast, DDL and the Tennessee Partnership; and iii) increased corporate costs associated with expanding the infrastructure required to support growth in the United States.

         In Canada, general and operating expenses increased by $1.7 million, as salary and benefit expenses and other cost increases were offset in part by rent and salary savings realized as a result of the change to the corporate funding cap in Ontario.

         General and operating expenses as a percentage of revenues were 84.6% for the year ended December 31, 1999, compared to 84.3% in 1998, resulting in margins of 15.4% and 15.7%, respectively.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the year ended December 31, 1999 was $13.1 million, an increase of $2.6 million, or 24.8% from $10.5 million in 1998. The increase in depreciation and amortization arose primarily from the inclusion of eleven months of amortization of deferred financing costs incurred on the issuance of the Company's 1999 Senior Notes, increased capital expenditures and additional amortization of licenses and goodwill relating to the acquisitions completed during 1999.

         INTEREST. Interest expense for year ended December 31, 1999 was $19.5 million, an increase of $4.0 million, or 25.8% from $15.5 million in 1998. The increase in interest expense was primarily due to the additional debt related to the issuance of the 1999 Senior Notes. The Company's average effective interest rate for the year ended December 31, 1999 was 10.4% compared to 9.7% in 1998.

         INCOME TAXES. Income tax expense for the year ended December 31, 1999 was $3.7 million compared to $3.0 million in 1998. The income tax expense varies from the amount that would be computed by applying the statutory rates in the various jurisdictions to earnings before taxes, primarily because of minimum corporate tax of $0.4 million ($0.3 million in 1998) and the non-deductibility of expenses of $0.2 million in 1999 ($0.1 million in 1998). The effect of these items was partially offset by the taxation of U.S. income at rates lower than the Canadian federal statutory rates.

         NET EARNINGS. Net earnings for the year ended December 31, 1999 were $5.6 million, compared to $6.2 million in 1998. The decrease in net earnings was primarily due to the increased interest expense incurred as a result of the issuance of the Company's Senior Notes in 1999.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity are cash provided by operating activities and borrowings under debt agreements, including the Company's $35.0 million working capital facility in the United States, which was completed in September 2000. Since approximately 88.5% of the Company's Canadian revenues are received from government agencies, the Company's Canadian operations receive prompt payment for their services on a monthly basis and have no significant bad debt expense. In the United States, the Company receives monthly payments for the provision of laboratory services under its long term contracts with hospitals. These long term contracts represented approximately 20.8% of total U.S. revenues for the year ended December 31, 2000. The Canadian revenues from governments, together with such U.S. revenues from hospitals, provide a relatively reliable monthly cash flow and minimize the amount of working capital which is required to finance these aspects of the Company's business. However, collecting accounts receivable from the balance of the Company's business is a complex and time-consuming process which the Company must finance.

         As mentioned, the Company completed an initial public offering of common shares for net proceeds of approximately $46.4 million (net of after tax costs of $3.6 million). In the fourth quarter of 2000 the Company used approximately $23.8 million of the net proceeds to temporally pay down its outstanding Canadian and U.S working capital facilities pending funding needs for future acquisitions and joint ventures and approximately $12.4 million to fund the acquisitions completed in December, 2000 and the Company's capital contribution upon the commencement of the partnership with Allegheny General Hospital. The remaining proceeds of $10.2 million are expected to be used to fund further acquisitions and joint ventures, and for working capital and general corporate purposes.

         If additional capital is required for acquisitions, joint ventures or other expenditures or if the Company's operating results and cash flow are significantly below expectations, the Company may require additional debt or equity financing.

         OPERATING ACTIVITIES. Cash provided by operations was $23.9 million, $4.8 million and $8.6 million for the years ended December 31, 2000, 1999 and 1998 respectively. The cash provided by (used in) non-cash working capital items was $5.2 million, $(16.1) million and $(10.5) million for the years ended December 31, 2000, 1999 and 1998 respectively. The $5.2 million of cash provided by non-cash working capital items primarily reflects an improvement by the Company in its accounts receivable days sales outstanding, commonly referred to as DSOs, to 65 days as at December 31, 2000 from 75 days as at December 31, 1999. The DSOs in 1999 primarily reflect the extensive changes made to the Company's management information systems in the United States during 1999, largely attributable to the Company's efforts to integrate the operations that the Company acquired in 1999 and to prepare for the Year 2000 which disrupted the Company's billing process.

         The $16.1 million and $10.5 million of cash used in non-cash working capital items in 1999 and 1998 respectively, reflects the increase in working capital requirements resulting from the significant growth of the Company's U.S. operations.

         The Company's available cash position, which originates both from the Company's U.S. and Canadian operations is $18.1 million as at December 31, 2000 (1999 - $16.3 million, 1998 - $4.7 million). At December 31, 2000 the Company has revolving credit facilities which total $50.5 million (1999 - $25.6 million, 1998 - $19.6 million). At December 31, 2000 accounts receivable were $62.1 million (1999 - $59.6 million, 1998 - $39.3 million) of which $10.8 million (1999 - $11.3 million, 1998 - $8.8 million) was derived from Canadian government agencies, $4.5 million (1999 - $4.9 million, 1998 - $4.1 million) from U.S. long-term hospital contracts, $11.3 million (1999 - $9.8 million, 1998 - $4.8 million) from Medicare/Medicaid, and $35.5 million (1999 - $33.6 million, 1998 - $21.6 million) from other payors. Cash, unused revolving credit facilities and accounts receivable outstanding as at December 31, 2000 are anticipated to meet short-term liabilities due in 2001.

         INVESTING ACTIVITIES. The net cash used in investing activities was $61.7 million, $37.5 million and $4.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. The major components of the investing activities are outlined below:

         Acquisitions and Joint Ventures - The Company acquired LabSouth during the first quarter of 2000 for purchase price of $23.8 million, which consisted of cash payments of $22.0 million, the assumption of long term debt of $1.2 million and other short term liabilities of $0.6 million.

         In the second quarter of 2000, the Company acquired the laboratory assets and operations of West Texas and Santa Rosa for a total cost of $5.8 million which consisted of cash payments of $5.4 million and the assumption of long term debt of $0.1 million and short term liabilities of $0.3 million.

         In the fourth quarter of 2000, the Company formed the Allegheny Partnership in which it made an initial capital contribution of cash of $2.4 million. Additionally, in the fourth quarter of 2000, the Company acquired the laboratory assets and operations of Olympic, Shoals and Accu-Path for a total cost of $8.9 million which consisted of cash payments of $8.7 million and short term liabilities of $0.2 million.

         In 1999, the Company made nine acquisitions and entered into a partnership for a total investment of $27.3 million, which consisted of cash payments of $20.8 million, promissory notes of $6.2 million and the assumption of short term liabilities of $0.3 million.

         Capital Expenditures - The Company's capital expenditures aggregated $14.8 million, $11.0 million and $5.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

         The Company's anticipated capital expenditures for the year ending December 31, 2001 are expected to remain at substantially the same amount as in the year ended December 31, 2000. These expenditures are anticipated to be financed from the Company's cash flow from operations.

         Other Assets - The Company's investment in other assets amounted to $8.4 million, $5.5 million and $0.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in other assets in 2000 is primarily due to a $4.5 million increase in working capital advances to the Hermann Partnership as a result of the relocation of the partnership's operations to a new laboratory facility and the change in the scope of its operations. The increase in other assets in 1999 arises primarily as a result of deferred financing costs incurred in relation to the issuance of the 1999 Senior Notes.

         FINANCING ACTIVITIES. The net cash provided by (used in) financing activities was $38.8 million, $46.1 million and $(0.9) million for the years ended December 31, 2000, 1999 and 1998.

         The cash provided by financing activities during the year ended December 31, 2000 reflects net proceeds of $46.4 million received by the Company from its initial public offering, a decrease in bank indebtedness of $5.8 million and long term debt proceeds of $4.5 million which were used to finance the West Texas acquisition. In addition, the Company made long term debt repayments totaling $6.3 million which included a $4.5 million repayment pertaining to the debt used to finance the West Texas acquisition.

         The cash provided by financing activities during the year ended December 31, 1999 reflects the net proceeds of $69.2 million that the Company received from the issuance of its 1999 Senior Notes, of which $15.3 million was used to repay an interim loan and $6.9 million was used to pay down working capital facilities. In addition, the Company repaid other long-term debt of $2.8 million during the year.

         As part of the Company's 1999 financing activities, the Company issued $5.0 million and $0.3 million of long term debt related to its MPL and Casper acquisitions, respectively. Upon the formation of the Tennessee Partnership, the Company entered into a capital lease obligation of $0.9 million.

         The Company's interest expense on outstanding long-term debt for the year ended December 31, 2000 was $21.2 million. Based on the long term debt outstanding as of December 31, 2000 and assuming stable interest rates, the Company's interest expense for the year ending December 31, 2001 is expected to remain at substantially the same levels as the year ended December 31, 2000.

         As of December 31, 2000 total scheduled repayments of long term debt due in each of 2001 to 2005 are as follows:

                         2001                          $ 5.9 million
                         2002                          $ 1.2 million
                         2003                          $ 2.0 million
                         2004                          $ 0.5 million
                         2005                          $ 0.3 million

         The Company's scheduled debt and estimated interest obligations due in each of 2001 to 2005 are anticipated to be funded by cash flows from operations.

ITEM 7A. -  QUANTITATIVE AND QUALITATIVE DISCLOSURE  ABOUT MARKET RISK

         The Company does not hold or issue financial instruments for trading purposes. A limited number of financial instruments are used to manage well-defined risks associated with fluctuations in foreign currencies and to manage interest costs.

FOREIGN CURRENCY RISK

         The Company has a cross currency swap agreement which effectively converts a portion of the Company's U.S. dollar denominated borrowings to Canadian dollar obligations to match the Company's Canadian dollar denominated assets and cash flows. This swap agreement limits the Company's exposure to both favorable and unfavorable currency fluctuations. A sensitivity analysis to changes in the U.S. dollar on the Company's main currency swap agreement indicates that if the U.S. dollar weakened by 10% against the Canadian dollar, the fair value of this instrument would decrease by Cdn$14.5 million. Conversely, if the U.S. dollar strengthened by 10% against the Canadian dollar, the fair value of this instrument would increase by Cdn$16.0 million. Any resulting changes in fair value would be offset by changes in the underlying hedged long term debt position. Pursuant to the terms of the currency swap agreement, the Company has pledged shares of certain of its subsidiaries and partnership interests to counterparties to those agreements.

INTEREST RATE RISK

         The Company has entered into a number of interest rate swap agreements, the net effect of which is to convert fixed rate debt due in 2006 to fixed and variable rate liabilities with shorter maturity terms.



ITEM 8.  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's audited consolidated financial statements begin on page F-1.




ITEM 9.  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III
                                    --------


ITEM 10. -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is incorporated by reference from the information in the Company's Management Information Circular and Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the 1934 Act in connection with the annual meeting of the shareholders of the Company.


ITEM 11.  - EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the information under the caption "Executive Compensation" appearing in the Proxy Statement.


ITEM 12. -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the information under the caption "Principal Holders of Shares" appearing in the Proxy Statement.


ITEM 13. -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the information under the caption "Interest of Insiders in Material Transactions" appearing in the Proxy Statement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Dynacare Inc.




Date:   March 12, 2001       By:    /s/ HARVEY A. SHAPIRO
                                   ------------------------------------
                                   Harvey A. Shapiro
                                   Chairman, President, Chief Executive Officer
                                   and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 12, 2001 in the capacities indicated.



Signature                      Title


/s/ HARVEY A. SHAPIRO
---------------------------
Harvey A. Shapiro              Chairman, President, Chief Executive Officer
                               and Director
                               (Principal Executive Officer)


/s/ ZBIG S. BISKUP
---------------------------
Zbig S. Biskup                 Executive Vice President and
                               Chief Financial Officer and Secretary
                               (Principal Financial Officer and
                               Principal Accounting Officer)


/s/ DONALD J. EDWARDS
---------------------------
Donald J. Edwards              Director




/s/ BRUCE V. RAUNER
---------------------------
Bruce V. Rauner                Director

/s/ ALBERT J. LATNER
---------------------------
Albert J. Latner               Director



/s/ DINO CHIESA
---------------------------
Dino Chiesa                    Director



/s/ WILLIAM T. BROCK
---------------------------
William T. Brock               Director



/s/ THOMAS EDWARD LONG
---------------------------
Thomas Edward Long             Director




---------------------------
Paul Bellamy                   Director



/s/ ROBERT J. LIPSIG
---------------------------
Robert J. Lipsig               Director

                                     PART IV
                                     -------


ITEM 14. -  Exhibits, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.                Index to financial  statements  as of December 31, 2000 and 1999 and for the years ended  December
                  31, 2000, 1999 and 1998 filed as part of this report:

                  Auditors' Report...........................................................................  F-1

                  Consolidated Statements of Financial Position..............................................  F-2

                  Consolidated Statements of Operations......................................................  F-3

                  Consolidated Statements of Deficit.........................................................  F-4

                  Consolidated Statements of Cash Flows......................................................  F-5

                  Notes to Consolidated Financial Statements.................................................  F-6


2.       Financial Statement Schedule

                  Schedule I - Valuation Accounts and Reserves...............................................  S-1


3.                Exhibit Index .............................................................................  E-1

                  i)   Exhibit 21 - List of Subsidiaries.....................................................  E-2

                  ii)  Exhibit 23 - Consent of Chartered Accountants........................................   E-3


                                AUDITORS' REPORT


To the Shareholders of
DYNACARE INC.

         We have audited the consolidated statements of financial position of Dynacare Inc. as of December 31, 2000 and 1999 and the consolidated statements of operations, deficit and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in Canada and the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

         In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in accordance with accounting principles generally accepted in Canada.

         As described in Note 11, the Company adopted the liability method of tax allocation for accounting for future income taxes effective January 1, 2000.

                                                             ERNST AND YOUNG LLP

February 21, 2001, except as to Note 21 which is as of March 1, 2001

Toronto, Canada                                           Chartered Accountants

                                  DYNACARE INC.
                    (INCORPORATED UNDER THE LAWS OF ONTARIO)
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                       2000                 1999
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                  $    18,099         $      16,327
     Accounts receivable (Note 18)                                                   62,065                59,562
     Prepaid expenses                                                                 2,654                 5,354
     Inventory                                                                        7,692                 7,059
     Deferred income taxes (Note 11)                                                  5,956                 2,263
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                 96,466                90,565
--------------------------------------------------------------------------------------------------------------------

Capital assets (Note 3)                                                              45,907                33,846
Licenses and goodwill (Note 4)                                                      166,691               140,124
Other assets (Notes 5 and 12)                                                        40,784                23,984
--------------------------------------------------------------------------------------------------------------------
                                                                                    253,382               197,954
--------------------------------------------------------------------------------------------------------------------
                                                                                $   349,848         $     288,519
====================================================================================================================

LIABILITIES
Current liabilities:
    Bank indebtedness (Note 6)                                                  $        --         $       1,957
    Accounts payable and accrued liabilities                                         45,867                34,723
    Current portion of deferred income taxes (Note 11)                               10,961                 7,291
    Current portion of long term debt (Note 7)                                        5,913                 3,893
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                            62,741                47,864
Long term debt (Notes 7 and 8)                                                      202,287               198,788
Deferred income taxes (Note 11)                                                      29,569                40,221
--------------------------------------------------------------------------------------------------------------------
                                                                                    294,597               286,873
--------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Capital stock (Note 9).....                                                          98,357                51,158
Deficit                                                                             (44,085)              (49,343)
--------------------------------------------------------------------------------------------------------------------
                                                                                     54,272                 1,815
Foreign currency translation adjustment                                                 979                  (169)
--------------------------------------------------------------------------------------------------------------------
                                                                                     55,251                 1,646
--------------------------------------------------------------------------------------------------------------------
                                                                                $   349,848         $     288,519
====================================================================================================================

Commitments and contingencies (Notes 13 and 14)

See accompanying notes to consolidated financial statements

Approved on behalf of the Board


Harvey A. Shapiro                                             William T. Brock
(signed)                                                      (signed)
Director                                                      Director

                                  DYNACARE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars, except for share and per                 2000             1999               1998
share amounts)
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Revenues  (Note 18)                                                $  352,919        $  272,677         $  224,911
--------------------------------------------------------------------------------------------------------------------

General and operating expenses                                        306,105           230,795            189,643
Depreciation                                                           11,368             8,351              6,433
Amortization of licenses and goodwill                                   5,279             4,707              4,112
Severance, relocation and other charges                                 6,750             --                 --
--------------------------------------------------------------------------------------------------------------------
                                                                      329,502           243,853            200,188
--------------------------------------------------------------------------------------------------------------------
Operating earnings                                                     23,417            28,824             24,723
Interest expense                                                       22,477            19,457             15,486
--------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                              940             9,367              9,237
Income tax expense (recovery) (Note 11)
    Current                                                             1,748             1,544              1,839
    Deferred                                                           (6,833)            2,182              1,209
--------------------------------------------------------------------------------------------------------------------
                                                                       (5,085)            3,726              3,048
--------------------------------------------------------------------------------------------------------------------
Net earnings                                                       $    6,025        $    5,641         $    6,189
====================================================================================================================


Earnings Per Share (Note 17)
--------------------------------------------------------------------------------------------------------------------

Basic                                                              $     0.48         $    0.47         $     0.52
====================================================================================================================

--------------------------------------------------------------------------------------------------------------------
Diluted                                                            $     0.46         $    0.45         $     0.52
====================================================================================================================


Weighted average number of common shares outstanding
- Basic                                                            12,482,368        11,880,914        11,880,914
====================================================================================================================

--------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding
- Diluted                                                          13,143,971        12,464,105        11,880,914
====================================================================================================================

See accompanying notes to consolidated financial statements

                                  DYNACARE INC.
                       CONSOLIDATED STATEMENTS OF DEFICIT

Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                         2000              1999               1998
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Deficit, beginning of year                                         $  (49,343)        $  (54,984)          (61,173)
Net earnings                                                            6,025              5,641             6,189
Increase in stated capital (Note 9)                                      (767)             --                 --
--------------------------------------------------------------------------------------------------------------------
Deficit, end of year                                               $  (44,085)        $  (49,343)          (54,984)
====================================================================================================================

See accompanying notes to consolidated financial statements

                                  DYNACARE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                        2000              1999               1998
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings                                                     $ 6,025           $      5,641       $ 6,189
Adjustments to reconcile net earnings to net cash provided
by operations:
  Depreciation                                                    11,368                  8,351         6,433
  Amortization of licenses and goodwill                            5,279                  4,707         4,112
  Deferred income taxes....                                       (6,833)                 2,182         1,209
  Severance, relocation and other charges                          3,021                    --            --
  Loss (gain) on sale of capital assets                             (110)                   (11)        1,175
Change in non-cash working capital, net of effect of
acquisitions (Note 16)                                             5,168                (16,106)      (10,517)
--------------------------------------------------------------------------------------------------------------------
                                                                   23,918                 4,764         8,601
--------------------------------------------------------------------------------------------------------------------

CASH FLOW USED IN INVESTING ACTIVITIES
Acquisition of businesses (Notes 2 and 16)                        (39,551)              (21,086)          --
Purchase of capital assets (Note 16)                              (13,852)              (10,990)       (4,223)
Proceeds from sale of capital assets                                  132                    68           130
Increase in other assets                                           (8,436)               (5,528)         (624)
--------------------------------------------------------------------------------------------------------------------
                                                                  (61,707)              (37,536)       (4,717)
--------------------------------------------------------------------------------------------------------------------

CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness                           (5,812)               (6,855)        1,543
Proceeds from long term debt                                        4,525                71,078           --
Repayment of long term debt                                        (6,354)              (18,090)       (2,444)
Issue of capital stock-net proceeds  (Note 9)                      46,433                   --            --
--------------------------------------------------------------------------------------------------------------------
                                                                   38,792                46,133          (901)
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Foreign exchange translation adjustments                             769                 (1,735)           73
--------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents during the year              1,772                 11,626         3,056
Cash and cash equivalents, beginning of year                      16,327                  4,701         1,645
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                           $18,099           $     16,327         4,701
====================================================================================================================

See accompanying notes to consolidated financial statements

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

1.       SUMMARY OF SIGNIFICANT POLICIES

         These financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"), which are in all material respects in accordance with accounting principles generally accepted in the United States and practices prescribed by the United States Securities Exchange Commission ("U.S. GAAP"), except as outlined in Note 20.

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual amounts could differ from those estimates.

         The significant accounting policies are as follows:

Nature of Business

         Dynacare Inc. and its subsidiary companies (the "Company") provide clinical laboratory services in the United States and Canada.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and all of its subsidiaries. The consolidated financial statements also include the Company's proportionate share of the assets, liabilities, revenues and expenses in clinical laboratory joint ventures in which it is a participant:

                HH/DL L.P. ("Hermann Partnership")
                DL/Ellis L.L.C. ("Ellis Partnership")
                United/Dynacare L.L.C. ("Milwaukee Partnership")
                DL/UHS, Inc ("Tennessee Partnership")
                Dynacare/WPAHS, L.L.C. ("Allegheny Partnership")
                Dynacare-Gamma Laboratories Partnership ("Ontario Partnership") Dynacare Kasper Medical Laboratories Partnership
               ("Alberta Partnership")

         The proportionate consolidation method of accounting is used when contractual arrangements exist which allow for joint control over the strategic operating, investing and financing activities of the entity.

Cash Equivalents

         Cash equivalents consist of short term investments which have remaining maturities of three months or less from the date of purchase, and are carried at cost which approximates market.

Revenue Recognition

         Revenues are recognized on the accrual basis at the time services are provided, which for clinical laboratories approximate the time test results are reported. Revenues are stated net of all contractual allowances and discounts.

Depreciation

         Capital assets are stated at cost. Depreciation is provided on the declining-balance basis at the annual rates set out below:

                  Buildings................................................ 5%
                  Medical equipment........................................20%
                  Furniture and fixtures...................................20%
                  Computer equipment.......................................30%
                  Motor vehicles...........................................30%

         Leasehold improvements are amortized on the straight-line basis over the term of the lease, plus one renewal option.

Inventory

         Inventory is stated at the lower of cost determined on a first-in, first-out basis and replacement cost.

Licenses and Goodwill

         Licenses and goodwill which arise on acquisitions, are recorded at cost, and are amortized on a straight-line basis which ranges from eight to forty years. The amortization period of forty years has been adopted after consideration of various factors including the essential nature and continuing demand for laboratory services, barriers to entry, the perpetual nature of licenses, and a significant market share created in a number of the markets in which the Company operates. Laboratory licenses are required to operate clinical laboratories and to receive reimbursement in Ontario. Although new licenses are rarely issued, existing licenses of the Company and its competitors have been routinely renewed on an annual basis, provided the laboratory adheres to certain regulations. The Company complies with the applicable regulations, has never had a license renewal denied and as such believes it is unlikely that these licenses will be revoked. The Company reviews the valuation and amortization of licenses and goodwill on a regular basis, taking into consideration any events or circumstances which might have impaired the carrying value. The amount of impairment, if any, is measured based on undiscounted projected cash flow compared to the carrying value.

Foreign Currency Translation

a)       Reporting Currency

         Effective July 1, 2000 the Company adopted the U.S. dollar as its reporting currency as more than 50% of the Company's revenues are generated in the United States, coupled with the Company's continued growth in the United States. Prior to July 1, 2000, the Company's consolidated financial statements were presented in Canadian dollars. The consolidated financial statements and notes for all periods prior to June 30, 2000 have been restated in U.S. dollars in accordance with accounting principles generally accepted in Canada using the July 1, 2000 exchange rate of Cdn$1.48 per U.S.$1.00. The functional currencies of each of the Company's operations in the United States and Canada are unchanged.

         The assets and liabilities of the Company's operations having a functional currency other than the U.S. dollar are translated into U.S. dollars using the exchange rate in effect at the period-end and revenues and expenses are translated at the average rate during the period. Exchange gains or losses on translation of the Company's net investment in these operations are included in the foreign currency translation adjustment component of shareholders' equity.

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

         The exchange gains or losses accumulated in the foreign currency translation adjustment component of shareholders' equity are not included in operations until realized through a reduction in the Company's net investment in such operations.

b)       Foreign Exchange Transactions

         Foreign exchange translation adjustments arising from long term debt repayable in a currency different than an operation's functional currency are deferred over the remaining term of the debt or if the long term debt is designated as a hedge of the net investment in self sustaining foreign operations, exchange translation adjustments are included in the foreign currency translation adjustment component of shareholders' equity.

Income Taxes

         Effective January 1, 2000 the Company adopted the newly issued Canadian Institute of Chartered Accountants Handbook Section, Accounting for Income Taxes
- 3465 ("CICA-3465") on a retroactive basis with all previous comparable years restated. Under the liability method of tax allocation, deferred tax assets and liabilities are recognized based on the temporary differences between the accounting and tax bases of assets and liabilities. The calculation of deferred tax assets and liabilities is based on substantively enacted tax rates and laws that will be in effect when the temporary differences are expected to reverse (Note 11).

         Prior to the required adoption of CICA-3465, accounting for income taxes was determined using the deferral method of tax allocation. The deferral method of tax allocation was statement of operations oriented and was based on the timing differences arising between revenue and expense items reported for accounting and income tax purposes. The tax rate used to calculate the deferred tax asset and liability was the rate in effect in the period the timing difference originated.

Financial Instruments

         The Company does not hold or issue financial instruments for trading purposes. Amounts receivable or payable under currency swaps, utilized as hedges, are included in the statement of financial position as either long term assets or long term liabilities. Foreign exchange gains or losses on the related hedged assets or liabilities are included in the carrying amount of such assets and liabilities and are matched against the related gains and losses on the currency swaps.

         Costs for purchased interest rate swap agreements are amortized to interest expense over the term of the swaps. Unamortized costs are included in other assets in the statement of financial position. Payments and receipts under interest rate swap contracts are recognized as adjustments to interest expense.

Earnings Per Share

         Effective December 31, 2000 the Company adopted the recently issued Canadian Institute of Chartered Accountants Handbook Section, Earnings Per Share
- 3500 ("CICA - 3500") on a retroactive basis with all previous comparable years restated. Under CICA - 3500 basic earnings per share are calculated on net earnings using the weighted average number of shares outstanding. Fully diluted earnings per share are calculated on the weighted average number of shares outstanding during the year assuming all the dilutive stock options had been exercised into common shares of the Company at the beginning of the year, or date of issuance, if later.

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


         Under CICA - 3500, the treasury stock method is used in recognizing the use of proceeds that could be obtained upon exercise of stock options in computing fully diluted earnings per share. The treasury stock method assumes that the proceeds received by the Company upon the exercise of stock options would be used to purchase common shares outstanding at the average market price during the year. Prior to the adoption of CICA - 3500 the earnings applicable to the common shares outstanding were increased by the amount of interest net of applicable taxes that would have been earned on funds received due to the exercise of stock options.

Stock-Based Compensation Plans

         The Company has two stock-based compensation plans, which are described in Note 9. No compensation expense is recognized for these plans when stock options are issued to employees. Any consideration paid by employees on exercise of stock options is credited to share capital.


2.       ACQUISITIONS

         The Company has acquired clinical laboratories and has accounted for these acquisitions using the purchase method.

         The purchase price has been allocated as follows:

December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S.  dollars)                                 2000                 1999                 1998
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Capital and other assets                                   $     4,705         $       3,598        $      --
Goodwill                                                        36,172                23,682               --
--------------------------------------------------------------------------------------------------------------------
Net assets                                                 $    40,877         $      27,280        $      --
====================================================================================================================

Purchase consideration:
Cash                                                       $    38,497         $      20,785        $      --
Promissory notes payable...                                      1,326                 6,194               --
Other short term liabilities                                     1,054                   301               --
--------------------------------------------------------------------------------------------------------------------
                                                           $    40,877         $      27,280        $      --
====================================================================================================================

         In March 2000, the Company acquired the outstanding common shares of a clinical laboratory located in Alabama for a purchase price of $23.8 million. The purchase price consideration included cash of $22.0 million, long term debt of $1.2 million and short term liabilities of $0.6 million. The goodwill arising on the acquisition of $20.9 million is being amortized over 40 years.

         In addition, during 2000 the Company purchased the assets and operations of five clinical laboratory operations located in the United States for a purchase price of $14.7 million. The purchase price consideration included cash of $14.1 million, promissory notes payable of $0.1 million and short term liabilities of $0.5 million. The goodwill arising on these acquisitions is being amortized over periods ranging from 15 to 40 years. Also during 2000, the Company entered into a partnership with a hospital located in Pennsylvania. The Company's capital contribution to the partnership was cash of $2.4 million. The goodwill arising on the partnership formation is being amortized over 30 years.

         In 1999, the Company purchased the assets and operations of nine clinical laboratory operations in the United States for a purchase price of $25.1 million. The purchase price consideration included cash of $19.5 million, promissory notes payable of $5.3 million and short term liabilities of $0.3 million. The goodwill arising on these acquisitions is being amortized over periods ranging from 15 to 40 years. Additionally, the Company entered into a partnership with a hospital located in Tennessee. The Company's capital

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

contribution to the partnership was $2.2 million, which was comprised of cash of $1.3 million and a promissory note payable of $0.9 million. The goodwill arising on the partnership formation is being amortized over 40 years.

         Results of operations of the above acquisitions have been included in the statement of operations from the respective dates of acquisition.

         Effective October 1, 2000 the Company sold its direct ownership interests of certain of its operations located in Texas to the Hermann Partnership for proceeds of $17.6 million which represents the value of the Company's investment in these operations. The purchase price for these acquisitions has been financed by the Company and in return the Company received preferred partnership units on which it is entitled to earn a 20% return. The preferential partnership units have proposed terms of repayment of three years or more subject to certain provisions in the capital contribution agreement.


3.       CAPITAL ASSETS

December 31,
-------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                         2000            1999
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Land                                                                              $       3,665       $     2,974
Buildings                                                                                 9,123             7,305
Medical equipment                                                                        15,491            11,704
Leasehold improvements                                                                   10,964             6,787
Furniture and fixtures                                                                    4,046             2,804
Computer equipment                                                                       30,102            20,934
Motor vehicles                                                                              692               481
-------------------------------------------------------------------------------------------------------------------
                                                                                         74,083            52,989
Accumulated amortization                                                                (28,176)          (19,143)
-------------------------------------------------------------------------------------------------------------------
                                                                                  $      45,907       $    33,846
===================================================================================================================


4.       LICENSES AND GOODWILL

December 31,
-------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                         2000            1999
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Licenses                                                                            $   157,820       $   159,832
Goodwill                                                                                133,794           101,610
-------------------------------------------------------------------------------------------------------------------
                                                                                        291,614           261,442
Accumulated amortization...and impairment (1)                                          (124,923)         (121,318)
-------------------------------------------------------------------------------------------------------------------
                                                                                    $   166,691       $   140,124
===================================================================================================================

(1) During 1997, the Company completed a major review of its laboratory operations and as a result of certain adverse changes in the clinical laboratory industry and its business, the Company recorded a write-down of $79.4 million.

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

5.       OTHER ASSETS

December 31,
-------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                             2000           1999
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Investments and property held for sale                                                $   19,305      $    7,081
Currency swap receivable                                                                   7,312           4,179
Amounts receivable                                                                         5,294           3,125
Deferred financing costs(1)                                                                8,873           9,599
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                                      $   40,784      $   23,984
===================================================================================================================

(1) Net of accumulated amortization of $6.0 million at December 31, 2000 (1999 - $4.5 million).


6.       BANK INDEBTEDNESS

         The Company has a $35.0 million revolving credit facility for working capital purposes in the United States which can be drawn to a maximum amount of the lesser of i) $35.0 million or ii) 80% of all eligible receivables plus 50% of eligible inventory. The Company has pledged the accounts receivable and inventory of the Company's U.S. wholly owned subsidiaries as collateral for this facility. This facility matures on September 12, 2002 and bears interest at a fluctuating rate per annum as follows: i) prime rate loans, at U.S prime plus the applicable margin in effect and ii) Eurodollars loans, at adjusted Eurodollar rate plus the applicable Eurodollar margin.

         In Canada, the Company has revolving credit facilities for working capital purposes totaling $15.5 million. Collateral for these operating facilities consists of an assignment of certain accounts receivable and inventory. Interest on these credit facilities is at the Canadian prime rate.

         For the year ended December 31, 2000, interest on the Company's operating loans amounted to $1.6 million (1999 - $0.6 million, 1998 - $1.0 million).


7.       LONG TERM DEBT

December 31,
-------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                        2000                   1999
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
$195 million (1999 - $195 million) senior unsecured notes payable,               $   208,200            $   202,681
     interest at 10.75%  maturing in 2006 and other loans, interest ranging from 0% to 10.1%, maturing through 2006

Less:  Current portion                                                                (5,913)                (3,893)
-------------------------------------------------------------------------------------------------------------------
                                                                                 $   202,287            $   198,788
===================================================================================================================

         The senior unsecured notes are redeemable in whole or in part at the option of the Company on or after January 15, 2001 at a premium redemption price of 105.375% decreasing to par on January 15, 2004 and thereafter. The indenture governing the senior unsecured notes contains certain restrictions including restrictions on the payment of dividends and the incurrence of additional indebtedness.

         At December 31, 2000, long term debt includes Canadian denominated debt totaling Cdn$6.8 million (U.S.$4.5 million) (1999 -Cdn$7.1 million (U.S.$4.8 million)).

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

         For the year ended December 31, 2000, interest on long term debt amounted to $21.2 million (1999 - $20.2 million, 1998 - $14.5 million). For the year ended December 31, 2000, the average interest rate on bank indebtedness and long term debt including the effect of the interest rate swaps was 10.3% (1999 -
10.4 %, 1998 - 9.7%).

The long term debt is repayable as follows:

(in thousands of U.S. dollars)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

2001                                                              $      5,913
2002                                                                     1,220
2003                                                                     1,998
2004                                                                       513
2005                                                                       257
Thereafter                                                             198,299
-------------------------------------------------------------------------------
                                                                  $    208,200
===============================================================================


8.       FINANCIAL INSTRUMENTS

         The Company does not hold or issue financial instruments for trading purposes. A limited number of financial instruments are used to manage well-defined risks associated with fluctuations in foreign currencies and to manage interest costs. The Company's currency swap agreement effectively converts a portion of its U.S. dollar denominated borrowings to Canadian dollars to match the Company's Canadian dollar denominated assets and cash flows.

         Under interest rate swaps, the Company agrees with its counterparty to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. The amounts exchanged are based on the notional amounts, however, the notional amounts do not represent the Company's exposure to credit or market loss. The net effect of the swaps is to convert certain fixed rate liabilities which mature in 2006 to fixed and variable rate liabilities with shorter maturity terms.

         The counterparty to the financial instruments is an international financial institution. The Company has not obtained collateral or other security to support the financial instruments. Although the Company is potentially exposed to credit loss, it does not anticipate nonperformance by the counterparty given its high credit rating.

         On January 24, 1996, the Company entered into a currency swap agreement, with a ten year term to January 15, 2006, whereby $85.0 million of long term debt was swapped into $116.5 million Canadian dollar denominated debt.

         On February 29, 2000, Dynacare Inc. entered into cross currency swap agreements due January 15, 2006, whereby Dynacare Inc. has swapped $85.5 million Canadian dollar denominated receivables due from certain of its subsidiaries for $58.9 million. These same subsidiaries have swapped in aggregate $85.5 million Canadian dollar denominated debt due to Dynacare Inc. into $58.9 million.

         As at December 31, 2000, the Company has entered into a number of interest rate swaps, the net effect is to convert fixed rate debt which mature in 2006 to fixed and variable rate debt with terms ranging from three months to five years with a weighted average interest rate of 11.0% (1999 - 10.4%). At maturity, both fixed and variable rate debts are automatically renewable at the option of the Company.

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

         The only financial instrument that potentially subjects the Company to concentrations of credit risk is accounts receivable. A significant amount of accounts receivable are with hospitals in the United States and government agencies in the United States and Canada. The Company does not foresee a credit risk associated with these receivables, and believes that the allowance for doubtful accounts is adequate to provide for normal credit losses.

         The carrying amount of cash and cash equivalents, accounts receivable, other amounts receivable, bank indebtedness, and accounts payable and accrued liabilities are considered to be representative of their respective fair values.

         The fair value of the borrowed funds is determined by recent market quotations and by discounting the future contractual cash flows under current financing arrangements, at discount rates which represent borrowing rates presently available to the Company for loans with similar terms and remaining maturity, less costs of settlement.

         The fair value of interest rate swaps is based on quoted market prices from financial institutions for similar financial instruments.

       At December 31, 2000, the estimated fair value for the long term debt is $197.1 million (1999 - $200.0 million). The estimated fair value of favorable currency and interest rate swaps at December 31, 2000 is $12.6 million (1999 - $1.9 million) and the estimated fair value of unfavorable currency and interest rate swaps is $5.3 million (1999 - $2.6 million).


9.       CAPITAL STOCK

The Company's share capital is comprised as follows:

December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                              2000             1999
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Authorized
Unlimited number of common shares
Issued and outstanding
16,883,914 common shares                                                                 $98,357         $   --
Nil Class B common shares (1999 - 5,982,704; 1998 - 5,982,704)                              --              20,324
Nil Class C common shares (1999 - 5,898,210; 1998 - 5,898,210)                              --              30,834
--------------------------------------------------------------------------------------------------------------------
                                                                                         $98,357         $  51,158
====================================================================================================================

         On September 28, 2000, all of the Company's outstanding special shares were converted into Class B common shares and Class C common shares at a rate of
1.5504 Class B or C common shares for each special share. Additionally, on September 28, 2000, the Company by way of a Board of Directors resolution, increased its stated capital by $0.8 million on 666,720 Class B common shares.

         On November 22, 2000, the Company completed an initial public offering of its common shares. The Company issued 5,003,000 of common shares for total proceeds of $50.0 million (before after tax costs of $3.6 million).

         Upon the closing of the Company's initial public offering of its common shares, the Company converted all of its outstanding classes of common shares (including common shares issuable upon exercise of the Company's stock options) into a single class of common shares on a one-for-one basis and completed a 0.6927-for-1 reverse stock split of all its outstanding common shares (including common shares issuable upon exercise of the Company's stock options). As a

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


result of the conversion and reverse stock split, 8,636,790 Class B common shares and 8,514,811 Class C common shares were exchanged into 11,880,914 common shares of the Company. All prior years capital stock and stock option information presented has been adjusted for the Company's special and common share conversion and reverse stock split.

         Under executive and employee stock option plans, the Company may grant stock options to its executives and employees for up to 2,909,340 common shares.

         A summary of the status of the Company's stock option plans for common shares is presented below:

i)       Stock options for common shares - Executive Stock Option Plan

December 31,                                        2000                     1999                    1998
--------------------------------------------------------------------------------------------------------------------
                                                      WEIGHTED-AVERAGE        WEIGHTED-AVERAGE         WEIGHTED-AVERAGE
                                                        EXERCISE              EXERCISE PRICE             EXERCISE
                                             STOCK        PRICE       STOCK                    STOCK      PRICE
                                            OPTIONS                  OPTIONS                  OPTIONS
--------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year           1,454,670    Cdn$9.38   1,420,035     Cdn$ 9.31   1,420,035  Cdn$9.31
Granted                                       --          --          34,635     Cdn$12.27     --          --
Cancelled                                     --          --          --           --          --          --
--------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                 1,454,670    Cdn$9.38   1,454,670     Cdn$ 9.38   1,420,035  Cdn$9.31
====================================================================================================================
Stock options exercisable at year-end      1,454,670    Cdn$9.38     581,868     Cdn$ 9.38     284,007  Cdn$9.31
====================================================================================================================
Weighted-average fair value of
stock options granted during the year                     $Nil                   Cdn$2.01                  $Nil
====================================================================================================================

         The contractual remaining life of the stock options outstanding at December 31, 2000 is approximately 6 years.

ii)      Stock options for common shares - Employee Stock Option Plan

December 31,                                    2000                      1999                      1998
--------------------------------------------------------------------------------------------------------------------
                                                 WEIGHTED-AVERAGE           WEIGHTED-AVERAGE         WEIGHTED-AVERAGE
                                                 EXERCISE PRICE               EXERCISE               EXERCISE PRICE
                                         STOCK                     STOCK        PRICE       STOCK
                                        OPTIONS                   OPTIONS                  OPTIONS
--------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year        393,107      Cdn$10.91   304,788     Cdn$ 9.31       --           --
Granted                                  --           --         102,173     Cdn$15.49      305,481    Cdn$9.31
Cancelled                               (86,600)     Cdn$10.55   (13,854)    Cdn$ 9.31        (693)    Cdn$9.31
--------------------------------------------------------------------------------------------------------------------
Outstanding at end of year              306,507      Cdn$11.02   393,107     Cdn$10.91      304,788    Cdn$9.31
====================================================================================================================
Stock options exercisable at year-end   145,114      Cdn$10.18    81,739     Cdn$ 9.31       Nil       Cdn$9.31
====================================================================================================================
Weighted-average fair value of
stock options granted during the year                $Nil                    Cdn$ 2.53                 Cdn$1.23
====================================================================================================================

         The contractual remaining life of the stock options outstanding at December 31, 2000 is approximately 5 years for 226,503 stock options and approximately 6 years for the balance of 80,004 stock options. The stock options vest as to 20% each year on the anniversary date of the stock option grant.

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


10.      SEVERANCE, RELOCATION AND OTHER CHARGES

         Upon the completion of the Company's initial public offering of its common shares, the Company incurred severance, relocation and other charges of $6.7 million. These charges are as follows:

         Severance, lease termination and other costs of $1.9 million related to the relocation of the Company's corporate offices from Toronto, Canada to Dallas, Texas. As at December 31, 2000, $0.3 million of these costs were paid;

         Termination costs of $0.8 million to terminate an employment contract with a senior executive officer. As at December 31, 2000 $0.8 million of these costs were paid;

         Amounts paid of approximately $2.1 million to certain of the Company's senior executives to enable them to repay in full outstanding loans made to them by the Company and associated taxes which became due as a result. As at December 31, 2000, $2.1 million of these costs were paid; and

         Other non-cash restructuring charges of $1.9 million, which primarily includes termination of a services contract.


11.      INCOME TAXES

a) As described in Note 1 - Summary of Significant Accounting Policies - Income Taxes, the Company adopted CICA-3465 on a retroactive basis. As a result of the application of CICA-3465, the book value of the Company's licenses and deferred income taxes at December 31, 2000 and 1999 each increased by $34.6 million and $35.7 million, respectively.

         In addition, under CICA-3465, the Company reduced the provision for deferred income taxes for the year ended December 31, 2000 by $6.1 million due to substantively enacted tax rate reductions announced by the Canadian federal and provincial governments. The cumulative reduction in the Canadian federal statutory tax rate is 1.0%, 3.0%, 5.0% and 7.0% for 2001, 2002, 2003 and 2004
(and thereafter), respectively. A pro rata 1.0% reduction in the Ontario provincial statutory tax rate became effective May 2, 2000, and is to be followed by a further substantively enacted 0.5% tax rate reduction effective January 1, 2001.

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


b) The provision for income taxes differs from the amount computed by applying the Canadian corporate tax rates to income before income taxes. The reason for this difference is as follows:

Years ended December 31,
---------------------------------------------------------------------------------------------------------------------
(in millions of U.S. dollars)                                                     2000         1999         1998
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------

Canadian corporate income tax rate                                               43.95%       44.62%        44.62%
=====================================================================================================================
Provision for income taxes based on corporate income tax rate                 $    0.4     $   4.2       $    4.1

Increase (decrease) in taxes resulting from :
Non-deductible licenses and goodwill amortization                                  0.2          --            --
Non-deductible expenses                                                            0.5          0.2          0.1
Loss (income) from U.S. sources taxed at lower tax rates                           0.7         (0.2)         (1.4)
Minimum corporate tax (not calculated on the basis of income)                      0.5          0.4           0.3
Reduction in valuation allowance                                                  (2.4)        (0.9)        (0.3)
Substantively enacted tax rate reductions                                         (6.1)         --            --
U.S. state income taxes                                                            0.7          --            --
Other income tax items                                                             0.4          --           0.2
---------------------------------------------------------------------------------------------------------------------
Provision for income tax expense (recovery), as recorded                      $   (5.1)    $   3.7       $    3.0
=====================================================================================================================


c) The principal items giving rise to the deferred portion of income tax expense
(recovery) are as follows:

Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                   2000           1999        1998
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

Net operating loss carryforwards                                             $   (4,016)   $   (5,472)  $   (3,684)
Deferred deductions                                                              (3,146)       (2,179)        (190)
Deferred financing and restricted interest carryfowards                           2,725           741          458
Deferred earnings                                                                 2,144         9,175        4,804
Licences and goodwill                                                             1,058           134          (66)
Capital and other assets                                                          2,955           698          188
Substantively enacted tax rate reductions                                        (6,089)           --           --
--------------------------------------------------------------------------------------------------------------------
                                                                                 (4,369)        3,097        1,510
Reduction in valuation allowance                                                 (2,464)         (915)        (301)
--------------------------------------------------------------------------------------------------------------------
Income taxes expense (recovery)                                              $   (6,833)   $    2,182   $    1,209
====================================================================================================================

c) The geographical components of earnings (loss) before income taxes are summarized below:


Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
                                                                                 2000           1999       1998
(in thousands of U.S. dollars)
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

Canada                                                                       $    8,087    $    6,811   $    7,015
United States                                                                    (7,147)        2,556        2,222
--------------------------------------------------------------------------------------------------------------------
                                                                             $      940    $    9,367   $     9,237
====================================================================================================================

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


e) The provision for income tax expense (recovery) is summarized as follows:


Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
                                                                                2000          1999         1998
(in thousands of U.S. dollars)
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

Current:
Canada                                                                       $      386    $    1,209   $    1,655
United States                                                                     1,362           335          184
--------------------------------------------------------------------------------------------------------------------
                                                                             $    1,748    $    1,544   $    1,839
--------------------------------------------------------------------------------------------------------------------

Deferred:
Canada                                                                       $   (1,943)   $    2,481   $      685
United States                                                                    (4,890)         (299)         524
--------------------------------------------------------------------------------------------------------------------
                                                                                 (6,833)        2,182        1,209
--------------------------------------------------------------------------------------------------------------------
                                                                             $   (5,085)   $    3,726   $    3,048
====================================================================================================================

f) The Company's deferred tax assets and liabilities are as follows:

December 31,
--------------------------------------------------------------------------------------------------------------------
                                                                                 2000         1999          1998
(in thousands of U.S. dollars)
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

Current deferred tax assets:
Net operating loss carryforward                                              $   11,427    $   13,417   $    9,465
Deferred deductions                                                               7,913         4,035        2,069
--------------------------------------------------------------------------------------------------------------------
                                                                                 19,340        17,452       11,534
Non-current deferred tax assets:
Net operating loss carryforward                                                   7,678         1,852          332
Deferred financing and restricted interest carryforward                           1,555         1,989        2,730
--------------------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                        28,573        21,293       14,596
Valuation allowance for deferred tax assets                                      (1,178)       (3,642)      (4,605)
--------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                      $   27,395    $   17,651   $    9,991
====================================================================================================================

Current deferred tax liability:
Deferred earnings                                                           $    24,345    $   22,480   $   13,056
--------------------------------------------------------------------------------------------------------------------
Non-current deferred tax liabilities:
Licenses and goodwill                                                            29,691        35,120       34,960
Capital and other assets                                                          7,933         5,300        4,825
--------------------------------------------------------------------------------------------------------------------
                                                                                 37,624        40,420       39,785
--------------------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                              $    61,969    $   62,900   $   52,841
====================================================================================================================

Net current deferred tax liabilities                                        $     5,005    $    5,028   $    1,522
Net non-current deferred tax liabilities                                         29,569        40,221       41,328
--------------------------------------------------------------------------------------------------------------------
Total net deferred tax liabilities                                          $    34,574    $   45,249   $   42,850
====================================================================================================================

g) At December 31, 2000, the Company had net operating losses available for carryforward in the amount of $35.6 million and $9.1 million in Canada and in the United States, respectively (1999 - $29.7 million and $5.0 million) to offset against taxable income in future years. These losses expire periodically to 2007 and 2020 for Canada and the United States respectively.

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


12.      RELATED PARTY TRANSACTIONS

          At December 31, 2000, housing loans of $1.1 million (1999 - $1.1 million), which were advanced to officers of the Company, were repaid (Note 10). These loans were non-interest bearing and were secured by mortgages on the related properties.

         For the years ended December 31, 2000, 1999 and 1998, consulting fees charged to the Company by shareholders were $0.6 million, $0.7 million and $0.7 million, respectively. These arrangements were terminated upon completion of the Company's initial public offering.



13.      COMMITMENTS

         Minimum lease commitments under existing operating leases for each of the next five years are as follows:

(in thousands of U.S. dollars)
----------------------------------------------------------------------------

2001  .............................................................$..14,490
2002  ................................................................11,746
2003  .................................................................9,119
2004  .................................................................7,202
2005...................................................................6,154
Thereafter  .......................................................$..36,112


14.      CONTINGENCIES

         In 1995 the Company sold its retirement homes division. On the sale of one of the retirement homes, the purchaser assumed two mortgages with a total balance of $12.4 million at December 31, 2000 and $13.0 million at December 31, 1999. The Company has not been formally discharged from the mortgages, however, the Company has been indemnified by the purchaser and does not expect non-performance. The mortgages bear interest at 10.0% per annum and are repayable in 2003 and 2004.

         During 2000, the litigation as previously described in the Company's audited consolidated financial statements for the years ended December 31, 1999, 1998 and 1997 was either dismissed or settled out of court with no material impact on the financial position and results of operations of the Company.

         The Company is contingently liable with respect to litigation and claims which arise from time to time. Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures in excess of estimates, over an extended period of time and in a range of amounts that cannot be reasonably estimated at this time. However, in the opinion of management, any liabilities that may arise from these contingencies would not have a material adverse affect on the financial position and results of operations of the Company.

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


15.      SEGMENTED INFORMATION

         Management of the Company has determined that the Company operates in two reportable operating segments, the provision of clinical laboratory services in the United States and Canada.

 As at and for the year ended December 31,
 -------------------------------------------------------------------------------------------------------------------
 (in thousands of U.S. dollars)                                                              2000
 -------------------------------------------------------------------------------------------------------------------

 -------------------------------------------------------------------------------------------------------------------
                                                                                U.S.        Canada         Total
                                                                                ----        ------         -----
 Revenues                                                                   $   250,747  $   102,172   $   352,919

 Net earnings (loss)                                                        $    (3,619) $     9,644   $     6,025
                                                                              --------------------------------------

 Total assets                                                               $   214,476  $   135,372   $   349,848

 Capital assets and licenses and goodwill                                   $   117,541  $    95,057   $   212,598

 Purchase of capital assets - net                                           $    12,302  $     2,463   $    14,765
                                                                              --------------------------------------

 Laboratory Revenue by Payor Type:

   Canadian government agencies                                             $    --      $    90,405   $    90,405

   Long term hospital contracts                                             $    52,232  $     1,863   $    54,095

   Community (non-hospital) and other                                       $   198,515  $     9,904   $   208,419
                                                                              --------------------------------------



 As at and for the years ended December 31,
 -------------------------------------------------------------------------------------------------------------------
 (in thousands of U.S. dollars)                    1999                                      1998
 -------------------------------------------------------------------------------------------------------------------

 -------------------------------------------------------------------------------------------------------------------
                                        U.S.        Canada        Total         U.S.        Canada          Total
                                        ----        ------        -----         ----        ------          -----
 Revenues                           $  173,566   $   99,111   $   272,677   $  133,552   $   91,359    $   224,911

 Net earnings                       $    2,519   $    3,122   $     5,641   $    1,515   $    4,674    $     6,189
                                      ------------------------------------------------------------------------------

 Total assets                       $  133,287   $  155,232   $   288,519   $   88,059   $  143,071    $   231,130

 Capital assets and licenses
 and goodwill                       $   75,448   $   98,522   $   173,970   $   50,110   $ 100,725     $   150,835

 Purchase of capital assets -       $    8,667   $    2,323   $    10,990   $    3,805   $    1,182    $     4,987
 net
                                      ------------------------------------------------------------------------------

 Laboratory Revenue by Payor
 Type:

   Canadian government agencies
                                    $    --      $   87,645   $    87,645   $    --      $   82,415    $    82,415

   Long term hospital contracts     $   49,056   $    2,129   $    51,185   $ 47,279     $    2,292    $    49,571

   Community (non-hospital) and
   other                            $  124,510   $    9,337   $ 133,847     $ 86,273     $    6,652    $    92,925
                                      ------------------------------------------------------------------------------


                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


16.      CONSOLIDATED STATEMENTS OF CASH FLOWS


         Supplementary disclosure required for the Company's consolidated statements of cash flows is as follows:

Income Taxes Paid

         Income taxes paid by the Company during the year were $2.9 million (1999 - $2.0 million, 1998 - $0.3 million).

Interest Payments

         Interest paid by the Company during the year was $18.8 million (1999 - $18.5 million, 1998 - $15.1 million).

Business Combinations

         The Company's total purchase price consideration for acquisitions made in 2000, 1999 and 1998 was $40.9 million, $27.3 million and $Nil respectively. The Company did not acquire cash in any of its acquisitions. The total purchase price consideration was comprised of cash paid of $38.5 million (1999 - $20.8 million, 1998 - $Nil), promissory notes payable of $1.3 million (1999 - $6.2 million, 1998 - $Nil) and other short term liabilities of $1.1 million (1999 - $0.3 million, 1998 - $Nil).

Capital Assets

         During the year capital assets were acquired at an aggregate cost of $14.8 million (1999 - $11.0 million, 1998 - $5.0 million) of which $0.9 million (1999 - $Nil, 1998 - $0.8 million) were financed by means of capital leases.

Cash and Cash Equivalents

December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                            2000            1999             1998
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Cash                                                                $      7,850    $      2,057    $     4,701

Short term investments with remaining maturities of three
months or less at  acquisition                                            10,249          14,270             --
--------------------------------------------------------------------------------------------------------------------
                                                                    $     18,099    $     16,327    $     4,701
====================================================================================================================

Change in Non-Cash Working Capital

December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                            2000            1999             1998
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

Accounts receivable                                                 $     (1,395)   $    (21,876)   $   (10,490)
Prepaid expenses                                                           2,897             (21)          (309)
Inventory                                                                    273          (2,042)          (182)
Accounts payable and accrued liabilities                                   3,393           7,833            464
--------------------------------------------------------------------------------------------------------------------

                                                                    $      5,168    $    (16,106)   $   (10,517)
====================================================================================================================

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


17.      EARNINGS PER SHARE

Earnings per share data was computed as follows:

  Years ended December 31,
--------------------------------------------------------------------------------------------------------------------
  (in thousands of U.S. dollars, except for share and per              2000           1999             1998
   share amounts)
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
  Basic earnings per share
--------------------------------------------------------------------------------------------------------------------
  Net earnings                                                    $    6,025      $     5,641       $    6,189
--------------------------------------------------------------------------------------------------------------------
     Weighted average number of common shares outstanding
         during the year                                            12,482,368       11,880,914       11,880,914
--------------------------------------------------------------------------------------------------------------------
  Basic earnings per share                                        $    0.48       $      0.47       $    0.52
====================================================================================================================

  Diluted earnings per share
--------------------------------------------------------------------------------------------------------------------
  Net earnings                                                         6,025            5,641            6,189
--------------------------------------------------------------------------------------------------------------------
     Weighted average number of common shares outstanding
         during the year                                            12,482,368         11,880,914      11,880,914
     Stock options                                                     661,603            583,191          --
--------------------------------------------------------------------------------------------------------------------
                                                                   13,143,971          12,464,105       11,880,914
--------------------------------------------------------------------------------------------------------------------
  Diluted earnings per share                                      $    0.46       $      0.45       $    0.52
====================================================================================================================

18.      MAJOR CUSTOMERS

         The Company's laboratories in Canada are subject to certain regulatory controls issued by the Ontario Ministry of Health and Long Term Care and the Ministry of Health and Wellness, Province of Alberta. Revenues received from government agencies approximates 26% of total revenues in 2000 (32% in 1999; 37% in 1998). As at December 31, 2000, 1999 and 1998 approximately 17%, 18% and 18% respectively, of accounts receivable were due from these government agencies.

         In arriving at net revenues, certain allowances and discounts are deducted relating to the Company's reimbursement agreement with the Ontario government in Canada and contractual allowances for certain payors in the United States. The laboratory industry in Ontario is subject to an agreement with the provincial government wherein each laboratory is allocated a fixed share of the overall industry reimbursement each year. Factors can arise to cause an individual laboratory to receive more than its pro rata share of reimbursement, obligating it to repay the Ontario government for such excess. An estimate of the excess is withheld by the Ontario Government from monthly payments made to the Company with any residual amounts payable being settled subsequent to year end. In the United States, payment arrangements for laboratory services performed for certain payors include prospectively determined rates for service, discounted charges, capitation and other arrangements.

         In 1998, the Ontario government agreed to a 1.5% increase in the corporate funding cap on April 1, 1998 and a further 1.5% increase on April 1, 1999. In addition, the Ontario government agreed to provide an additional amount of funding to offset the costs associated with processing tests in excess of the funding cap. The Company's share of this additional funding has been recorded to revenues over a three year period ended March 31, 2000. In 1999, the Ontario government agreed to an additional increase in the corporate funding cap of 50% of the excess volumes of testing done over specified levels commencing April 1, 1998 and extended the agreement to March 31, 2001, with no further changes to the corporate funding cap.

         The calculation of these allowances and discounts and the resultant provision on the balance sheet requires estimates and assumptions based on a number of different factors including the Company's past experiences. Despite

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


the use of the Company's best estimates, it is reasonably possible that these amounts could change. Allowances and discounts of $138.1 million, $71.9 million and $58.3 million for the years ended December 31, 2000, 1999 and 1998, respectively, have been deducted in arriving at net revenues. Included in accounts receivable as at December 31, 2000, 1999 and 1998 are allowances and discounts of $50.2 million, $26.6 million, and $19.3 million respectively.


19.      JOINT VENTURES

The Company conducts certain of its businesses through incorporated and unincorporated joint ventures in which the Company has a 73% or less interest. Condensed combined statements of financial position, statements of operations and statements of cash flows based on the Company's proportionate interests in these joint ventures are presented below. Certain costs recorded at the corporate level, have not been allocated to the operating results of the joint ventures.

December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                  2000             1999                 1998
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Current assets                                             $     27,088        $   28,293          $   24,244
Other assets                                                    116,229           106,916             108,590
--------------------------------------------------------------------------------------------------------------------
                                                                143,317           135,209             132,834
--------------------------------------------------------------------------------------------------------------------
Current liabilities                                              13,712            12,855              16,296
Long term debt                                                    2,883             2,939               2,936
--------------------------------------------------------------------------------------------------------------------
                                                                 16,595            15,794              19,232
--------------------------------------------------------------------------------------------------------------------
Net investment in joint ventures                           $    126,722        $  119,415          $  113,602
====================================================================================================================



Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                  2000             1999                 1998
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

Revenues                                                   $    149,412       $   137,633          $  125,105
General and operating expenses                                  113,660           100,833              93,686
Depreciation                                                      3,262             3,108               2,586
Amortization of licenses and goodwill                             2,210             2,265               1,722
--------------------------------------------------------------------------------------------------------------------
Net earnings before income taxes                           $     30,280       $    31,427          $   27,111
====================================================================================================================
Cash provided by operating activities                      $     35,689       $    33,678          $   24,977
--------------------------------------------------------------------------------------------------------------------
Cash used in investing activities                          $    (14,788)      $    (2,858)         $     (342)
--------------------------------------------------------------------------------------------------------------------
Cash used in financing activities                          $    (23,944)      $   (31,136)         $  (22,688)
====================================================================================================================

20.      DIFFERENCES BETWEEN U.S. AND CANADIAN GENERALLY ACCEPTED ACCOUNTING
         PRINCIPLES

         The effects on the Company's consolidated financial statements resulting from the differences between Canadian and U.S. generally accepted accounting principles ("GAAP") as described in 20(a) to 20(j) are presented in the consolidated financial information that follows:

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


                   CONSOLIDATED BALANCE SHEETS (A) - U.S. GAAP

December 31,
 -------------------------------------------------------------------------------------------------------------------
  (in thousands of U.S. dollars)                                                  2000                  1999
 -------------------------------------------------------------------------------------------------------------------

 -------------------------------------------------------------------------------------------------------------------
 ASSETS
 Current assets:
      Cash and cash equivalents                                             $      17,856        $      13,627
      Accounts receivable                                                          39,225               39,252
      Prepaid expenses                                                              1,844                4,531
      Inventory                                                                     4,797                4,150
      Deferred income taxes                                                         5,956                2,322
 -------------------------------------------------------------------------------------------------------------------
 Total current assets                                                              69,678               63,882
 -------------------------------------------------------------------------------------------------------------------

 Capital assets                                                                    30,899               24,697
 Goodwill                                                                          76,989               55,435
 Other assets                                                                      36,956               20,935
 Equity investments                                                               125,141              120,907
 -------------------------------------------------------------------------------------------------------------------
                                                                                  269,985              221,974
 -------------------------------------------------------------------------------------------------------------------
                                                                            $     339,663        $     285,856
 ===================================================================================================================

 LIABILITIES
 Current liabilities:
      Bank indebtedness                                                     $      --            $       1,901
      Accounts payable and accrued liabilities                                     32,669               23,139
      Current portion of deferred income taxes                                     10,961                7,480
      Current portion of long term debt                                             5,524                2,010
 -------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                                         49,154               34,530
 Long term debt                                                                   199,404              202,296
 Deferred income taxes                                                             34,534               40,275
 -------------------------------------------------------------------------------------------------------------------
                                                                                  283,092              277,101
 -------------------------------------------------------------------------------------------------------------------

 SHAREHOLDERS' EQUITY
 Capital stock                                                                    101,514               54,420
 Deficit                                                                          (47,785)             (46,991)
 -------------------------------------------------------------------------------------------------------------------
                                                                                   53,729                7,429
 Accumulated other comprehensive earnings                                           2,842                1,326
 -------------------------------------------------------------------------------------------------------------------
                                                                                   56,571                8,755
 -------------------------------------------------------------------------------------------------------------------
                                                                            $     339,663        $     285,856
 ===================================================================================================================


                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                     COMPREHENSIVE EARNINGS (A) - U.S. GAAP

Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S .dollars)                                    2000                1999               1998
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Revenues                                                  $      203,922      $       134,581    $        99,612
Earnings from equity investments                                  29,565               30,364             25,698
--------------------------------------------------------------------------------------------------------------------
                                                                 233,487              164,945            125,310
--------------------------------------------------------------------------------------------------------------------
General and operating expenses                                   194,107              129,955             96,247
Depreciation                                                       8,095                5,225              3,840
Amortization of goodwill                                           2,337                1,728              1,275
Severance, relocation and other charges                            6,750               --                 --
--------------------------------------------------------------------------------------------------------------------
                                                                 211,289              136,908            101,362
--------------------------------------------------------------------------------------------------------------------
Operating earnings                                                22,198               28,037             23,948
Interest expense                                                  22,124               18,949             14,979
--------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                          74                9,088              8,969
Income tax expense (recovery)
     Current                                                       1,734                1,539              1,836
     Deferred                                                       (866)               2,159              1,190
--------------------------------------------------------------------------------------------------------------------
                                                                     868                3,698              3,026
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                 (794)               5,390              5,943
Other comprehensive earnings (loss), net of tax                    1,516                  327               (241)
--------------------------------------------------------------------------------------------------------------------
Comprehensive earnings                                    $          722      $         5,717    $         5,702
====================================================================================================================


Earnings (loss) per share
--------------------------------------------------------------------------------------------------------------------

Basic                                                      $      (0.06)       $         0.45      $         0.50
====================================================================================================================

--------------------------------------------------------------------------------------------------------------------
Diluted                                                    $      (0.06)       $         0.43      $         0.50
====================================================================================================================


Weighted average number of common shares outstanding
- Basic                                                      12,482,368          11,880,914          11,880,914
====================================================================================================================

--------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding
- Diluted                                                    13,143,971          12,464,105          11,880,914
====================================================================================================================


                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

              CONSOLIDATED STATEMENTS OF CASH FLOWS (A) - U.S. GAAP

Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                 2000                 1999                 1998
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings (loss)                                      $        (794)       $       5,390       $       5,943
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
    Depreciation                                                 8,095                5,225               3,840
    Amortization of goodwill                                     2,337                1,728               1,275
    Deferred income taxes                                         (866)               2,159               1,190
    Severance, relocation and other charges                      3,021               --                   --
    Equity earnings (net of distributions to
         joint venture partners)                                 4,418               (6,150)             (3,267)
    Stock compensation                                             660               --                   --
    Gain on sale of capital assets                                (110)                 (11)                (61)
Change in assets and liabilities, net of effect
 of acquisitions:
    Accounts receivable                                         (3,037)             (18,129)             (3,623)
    Prepaid expenses                                             2,700                 (216)               (445)
    Inventory                                                      225               (1,198)               (154)
    Accounts payable and accrued liabilities                     3,324                4,756              (1,267)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities             19,973               (6,446)              3,431
--------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
Decrease (increase) in equity investments                       (3,901)                 135               1,338
Acquisition of businesses                                      (37,681)             (20,005)              --
Purchase of capital assets                                      (7,745)              (8,234)             (2,193)
Proceeds from sale of capital assets                               132                   38                 125
Decrease (increase) in other assets                             (7,670)              (6,420)                789
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities            (56,865)             (34,486)                 59
--------------------------------------------------------------------------------------------------------------------

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


        CONSOLIDATED STATEMENTS OF CASH FLOWS (A) - U.S. GAAP (CONTINUED)


Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                2000                  1999                 1998
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES
Decrease in bank indebtedness                                  (6,679)               (1,768)              (418)
Proceeds from long term debt                                    4,738                69,156               --
Repayment of long term debt                                    (5,806)              (16,841)            (1,969)
Issue of capital stock - net proceeds                          46,433                --                   --
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing                       38,686                50,547             (2,387)
activities
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Foreign exchange translation adjustments                        2,435                 2,716                (47)
--------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents during
the year                                                        4,229                12,331              1,056
Cash and cash equivalents, beginning of year                   13,627                 1,296                240
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                 $       17,856        $       13,627      $       1,296
====================================================================================================================

SUPPLEMENTAL DISCLOSURE REQUIRED UNDER U.S. GAAP:

Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                2000                  1999                 1998
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

Rental expense                                         $        5,044        $        3,172      $        2,634
--------------------------------------------------------------------------------------------------------------------


                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


The effects on the Company's consolidated earnings (loss) from operations resulting from the differences between Canadian and U.S. GAAP are as follows:

 Years Ended December 31,
 -------------------------------------------------------------------------------------------------------------------
 (in thousands of U.S. dollars)                                       2000               1999              1998
 -------------------------------------------------------------------------------------------------------------------

 -------------------------------------------------------------------------------------------------------------------
 Net earnings based on Canadian GAAP                             $    6,025         $    5,641        $    6,189
   Earnings from equity investments (c)                                (250)              (250)             (250)
   Stock compensation (f)                                              (660)              --                --
   Change in reporting currency (g)                                      60                (17)              (12)
   Income taxes (i)                                                  (5,969)                16                16
 -------------------------------------------------------------------------------------------------------------------
 Net earnings (loss) based on U.S. GAAP                                (794)             5,390             5,943
 Adjustment to reconcile to comprehensive earnings:
 Foreign currency translation adjustment                              1,516                327              (241)
 -------------------------------------------------------------------------------------------------------------------
 Comprehensive earnings based on U.S. GAAP                       $      722         $    5,717        $    5,702
 ===================================================================================================================

The Company's cumulative effect of these adjustments on the consolidated shareholders' equity of the Company is as follows:

 December 31,
 -------------------------------------------------------------------------------------------------------------------
 (in thousands of U.S. dollars)                                       2000               1999              1998
 -------------------------------------------------------------------------------------------------------------------

 -------------------------------------------------------------------------------------------------------------------

 Shareholders' equity based on Canadian GAAP                     $   55,251         $    1,646        $   (3,968)
 Amortization of licenses and goodwill (b)                           (6,980)            (6,980)           (6,980)
 Earnings from equity investments (c)                                (2,592)            (2,342)           (2,092)
 Write-down in equity investments (d)                                (4,357)            (4,357)           (4,357)
 Start-up costs and capitalized interest (h)                         (1,661)            (1,661)           (1,661)
 Foreign currency translation                                           697                267               (70)
 Income taxes (i)                                                    16,213             22,182            22,166
 -------------------------------------------------------------------------------------------------------------------
 Shareholders' equity based on U.S. GAAP                         $   56,571         $    8,755        $    3,038
 ===================================================================================================================

         The significant differences between Canadian GAAP and the principles prescribed by U.S. GAAP and U.S. securities regulations and the impact on the consolidated financial statements are described as follows:

(a)      Equity method of accounting for joint ventures and partnerships

         APB Opinion 18 and Statement of Position 78-9 generally require that investments in corporate and unincorporated joint ventures and partnerships are to be accounted for by the equity method. Under Canadian GAAP, investments in joint ventures and partnerships are accounted for by the proportionate consolidation method, as the use of the equity method is not permitted. The use of the proportionate consolidation method as compared to the equity method of accounting from a financial presentation perspective impact almost all areas of the Company's consolidated balance sheets, statements of operations and comprehensive earnings, and cash flow statements and as a result this financial information has been presented in its entirety. The proportionate consolidation and equity method of accounting do not impact the Company's consolidated shareholders' equity or net earnings for the years presented.

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


(b)      Amortization of licenses and goodwill

         Prior to December 31, 1990, the Company did not amortize certain components of licenses and goodwill on the basis that they were considered to have an indefinite life. Commencing January 1, 1991, the Company began amortizing the cost of licenses and goodwill on a straight-line basis primarily over forty years to comply with the pronouncement of the Canadian Institute of Chartered Accountants requiring the amortization of intangible assets. Licenses in Ontario are required to perform specific tests and receive reimbursement for these tests. U.S. GAAP requires the cost of intangible assets to be amortized from the date of acquisition over a period not exceeding 40 years.

(c)      Earnings from equity investments

         Under the equity method of accounting, the Company's ownership interest in certain licenses and goodwill has been reclassified and appropriately accounted for in the equity investments account. The additional amortization of those licenses and goodwill has been reflected in the earnings from equity investments. The differences in the book value and amortization of licenses and goodwill arose from the 1997 licenses and goodwill impairment charge which under Canadian and U.S. GAAP totaled $79.4 and $69.1 respectively. In addition, under U.S. GAAP, licenses and goodwill accounted for through the equity investments have been amortized since the date of acquisition, whereas under Canadian GAAP there was no amortization prior to 1991.


(d)      Write-down in equity investments

         The write-down in equity investments for U.S. GAAP purposes arises as the impairment of certain of the Company's licenses and goodwill are accounted for through the equity investments account, whereas for Canadian GAAP purposes they have been proportionately consolidated.

          U.S. to Canadian GAAP differences in the write-down in equity investments of $4.4 million arose due to the following: (i) under U.S. GAAP, licenses and goodwill accounted for through the equity investments account have been amortized since the date of acquisition, whereas under Canadian GAAP there was no amortization prior to 1990; and (ii) different methods were used in the calculation of the cash flows to determine the fair value of the licenses and goodwill held through equity investments. The calculation of the licenses and goodwill impairment under U.S. GAAP does not include an allocation of interest expense but is based upon a discounted cash flow. Under Canadian GAAP, the cash flow is undiscounted and includes an allocation of interest.


(e)      Business Acquisitions (Unaudited)

         For U.S. GAAP purposes, "APB Opinion 16 - Business Combinations" requires supplemental pro forma information on business acquisitions made during the year ended December 31, 2000 to be disclosed as part of the notes to the acquiror's consolidated financial statements. The pro forma information shown below includes revenues and net earnings prepared both on a U.S. and Canadian GAAP basis.

         The unaudited pro forma results of operations of the Company for the years ended December 31, 2000 and 1999 assuming that the Company's acquisitions made during 2000, had been consummated as of January 1, 1999 is as follows:

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


Canadian GAAP

Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                      2000                   1999
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Revenues                                                                       $   371,624            $    327,264
---------------------------------------------------------------------------------------------------------------------
Net earnings                                                                   $     7,371            $      6,950
=====================================================================================================================

U.S. GAAP

Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                      2000                   1999
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------

Revenues                                                                       $   251,335            $    217,350
---------------------------------------------------------------------------------------------------------------------
Net earnings                                                                   $       551            $      7,026
=====================================================================================================================

         Results of operations of the Company's acquisitions for 2000 and 1999 have been included in the statement of operations and comprehensive earnings from the respective dates of acquisition.


(f)      Stock compensation

         At December 31, 2000, the Company had two stock option plans which are described below and in Note 9. For U.S. GAAP requirements, the Company applies
APB Opinion 25 and related Interpretations in accounting for its plans. For the year ended December 31, 2000 under APB Opinion 25, the compensation cost charged was $0.7 million (1999 - $Nil, 1998 - $Nil).

         If the compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the dates the awards were granted under those plans consistent with the method of FASB Statement 123, the pro forma net earnings (loss) and pro forma earnings (loss) per share under U.S.
GAAP would have been as follows:

Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
 (in thousands of U.S dollars, except per share                2000                 1999                   1998
 amounts)
 -------------------------------------------------------------------------------------------------------------------

 -------------------------------------------------------------------------------------------------------------------
 Pro forma net earnings (loss)                           $     (461)           $     5,054            $     5,539
 ===================================================================================================================

 Pro forma earnings (loss) per share                     $    (0.04)           $      0.43            $      0.47
 ===================================================================================================================

         Beginning on November 22, 2000, which is the date the Company completed an initial public offering of its common shares, the fair value of each option grant of common shares for all options is estimated using an option-pricing model for public companies with the following assumptions for the period November 17, 2000 (initial market trade date) to December 31, 2000: dividend yield of 0%, risk-free interest rate range of 4.73% to 5.93% and expected life of 3 years. Prior to the Company's initial public offering of its common shares the fair value of each option grant of common shares for all options was estimated on the date of the option grant using an option-pricing model for non-public companies with the following assumptions: dividend yield of 0%, risk-free interest rate range of 4.76% to 5.07% and expected life of 3 years.

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


(g)      Foreign Currency Translation

         Effective July 1, 2000, the Company adopted the U.S. dollar as its reporting currency. Prior to this change the Canadian dollar had been used as the Company's reporting currency. Under Canadian GAAP, the Company's financial statements for all periods inclusive to June 30, 2000 have been translated from Canadian dollars to U.S. dollars using the exchange rate in effect at July 1, 2000. Under U.S. GAAP, the financial statements for periods prior to the change in reporting currency must be translated to U.S. dollars using the current rate method, which uses period end or annual average exchange rates as appropriate.

(h)      Start-up Costs and Capitalized Interest

         The Company's policy had been to capitalize certain carrying costs, including interest, on real estate retirement properties under development until the property became operational, which was deemed to be the earlier of when break-even cash flow was achieved and a reasonable time period after substantial completion, not to exceed thirty months. U.S. GAAP requires that certain carrying costs including interest costs incurred on real estate properties be capitalized, but only during the period in which the asset is being readied for its intended use. The Company's real estate retirement properties were disposed in 1995.

(i)      Income Taxes

         Effective January 1, 2000, the Company has adopted CICA-3465 which is substantially similar with the Statement of Financial Accounting Standards - No 109, Accounting for Income Taxes in the United States. CICA-3465 and FAS 109 require the liability method of tax allocation for accounting for income taxes. Under the liability method of tax allocation, deferred tax assets and liabilities are recognized based on the temporary differences between the accounting and tax bases of assets and liabilities. Changes in income tax rates under CICA-3465 are recorded, when the tax rates have been substantially enacted. As discussed in Note 11, changes in income tax rates resulted in the recognition by the Company of an income tax benefit in the amount of $6.1 million for the year ended December 31, 2000. Under U.S. GAAP, changes in income tax rates are recorded when the change in income tax rates have been legislated.

(j)      Accounting Pronouncements

         New U.S. accounting standards regarding accounting for derivative instruments and hedging activities ("SFAS 133") has recently been issued by the Financial Accounting Standards Board. SFAS 133 was originally to be adopted by the Company for the year ended December 31, 2000. However, SFAS 137 has deferred the effective date for the implementation of SFAS 133 to fiscal years beginning after June 15, 2000. Effective January 1, 2001 the Company has adopted SFAS 133. This statement requires that the Company recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges, will be adjusted to fair value through earnings. Derivatives that are considered hedges will be offset against the change in fair value of the hedged assets or liabilities. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Based on the Company's derivative positions at December 31, 2000, management does not anticipate that SFAS 133 will have a material impact on the earnings or the financial position of the Company.

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


21.      SUBSEQUENT EVENT

         On March 1, 2001, the Company purchased the laboratory assets and operations of Medical Arts Laboratory, Inc. and Southern Medical Arts Laboratory, Inc. located in Oklahoma for a purchase price of approximately $7.5 million.


22.      COMPARATIVE FIGURES

         Certain comparative figures have been reclassified to conform with the current year's presentation.

                  SCHEDULE I - VALUATION ACCOUNTS AND RESERVES

                                            BALANCE AT        CHARGED TO COSTS                         BALANCE AT
DESCRIPTION                              BEGINNING OF YEAR      AND EXPENSES         CREDITS          END OF YEAR
---------------------------------------  ------------------   -----------------  ----------------   -----------------
YEAR ENDED DECEMBER 31, 1998:
   Fee reduction reserve and
   allowance for doubtful accounts..     $    (6,458,072)        $(13,648,625)      $14,905,660        $(5,201,037)

YEAR ENDED DECEMBER 31, 1999:
   Fee reduction reserve and
   allowance for doubtful accounts..          (5,201,037)         (17,241,132)       14,856,378         (7,585,791)

YEAR ENDED DECEMBER 31, 2000:
   Fee reduction reserve and
   allowance for doubtful accounts..     $    (7,585,791)        $(30,529,832)      $21,349,431        $(16,766,192)


                     EXHIBIT INDEX

EXHIBIT NO        DESCRIPTION                                                          PAGE
----------        -----------                                                          ----
3.1(a)   *        Articles of Incorporation of the Company as amended.
3.1(b)   *        Form of Articles of Amalgamation.
3.2(a)   *        By-laws No. 1 and 2 of the Company dated January 30, 1998.
3.2(b)            By-law No. 3 of the Company.
4.1      *        Indenture, dated as of January 24, 1996, between the Company and
                  The Chase Manhattan Bank, as Trustee.
4.2      *        First Supplemental Indenture, dated asof February 3, 1999, between the Company and The Chase Manhattan Bank, as Trustee.
4.3      *        Form of Common Share Certificate.
4.4      *        Registration Rights Agreement dated March 4, 1997, by and among
                  Dynacare, Inc., Golder, Thoma, Cressey, Rauner Fund V LP, Albert
                  J. Latner, MELCO Holdings Corp., SDLCO Holdings Ltd, EPLCO
                  Holdings Ltd., EPLCO Realty Group Ltd., JILCO Holdings Ltd. And
                  AJLCO Realty Limited.
4.5               Amendment No. 1 to the Registration Rights Agreement referred to in Exhibit 4.4 above.
10.1     *        Amended and Restated Employee Stock Option Plan.
10.2     *        Amended and Restated Stock Option Incentive Plan.
10.3              Employment Agreement of Albert J. Latner.
10.4              Employment Agreement of Harvey A. Shapiro.
10.5              Employment Agreement of Osama I. Sherif.
10.6              Employment Agreement of Zbig S. Biskup.
10.7              Termination Agreement of Michael Latner.
10.8     *        Lease Agreement between AEW/Midway Industrial, L.P. and H.H./DL,
                  L.P. a Texas limited partnership dated March 14, 2000.
10.9     *        Lease Agreement between FH Healthcare Development, Inc. and
                  United/Dynacare LLC dated July 22, 1999.
10.10    *        Lease Agreement between Wright Runstad Properties L.P., and
                  Dynacare, Inc. dated January 11, 1995.
10.11    *        ISDA Master Agreement between Citibank Canada and Dynacare Inc.
                  dated January 23, 1996.
10.12    *        Canadian Revolving Working Capital Facility, Letter Agreement
                  among Toronto-Dominion Bank and Dynacare Health Group Inc. and
                  Dynacare Laboratories Inc. dated April 24, 1997 as amended through
                  October 1, 1999.
10.13    *        Credit Agreement dated as of September 12, 2000 among Dynacare
                  Laboratories Inc., the lending institutions thereto and Keybank
                  National Association.
10.14             Amalgamation Agreement among Sdlcodyn Inc., Eplcodyn Holdings
                  Inc., Eplcodyn Realty Inc., Melcodyn Inc. and Jilcodyn Holdings
                  Inc. and Dynacare.
10.15             Indemnity Agreement among Albert J. Latner, certain parties related to him, Dynacre Inc., Golder, Thoma, Cressey, Rauner Fund
                  V L.P. and Golder, Thoma, Cressey, Rauner V.
21                List of Subsidiaries ............................................... ......E-2
23                Consent of Independent Chartered Accountants........................ ......E-3

* Incorporated by reference to the Company's registration statement on Form F-1, file number 333-12650