Form 10-Q
period 2001-03-31
DYNACARE INC
filed 2001-05-08
CIK 1004938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the three months ended March 31, 2001

                                       or

[  ]     transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the transition period from __________ to
         _____________

                         Commission File number 33-80127

                                  Dynacare Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Ontario, Canada                                Not Applicable
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                  14900 Landmark Boulevard, Dallas, Texas 75240
                  ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (972) 387-3200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
   --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                Applicable only to issuers involved in bankruptcy
                   Proceedings during the preceding five years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of April 30, 2001, there were 16,883,914 shares of the Company's common stock outstanding.

                                      Index
-------------------------------------------------------------------------------

                                  Dynacare Inc.

                                                                                                               Page
Part I.        Financial Information

     Item 1.   Financial Statements (Unaudited)

               Consolidated statements of financial position as at March 31, 2001 and December 31, 2000...........1

               Consolidated statements of operations for the three months ended March 31, 2001 and  2000..........2

               Consolidated statements of deficit for the three months ended March 31, 2001 and 2000..............2

               Condensed  consolidated  statements  of cash flows for the three months ended March 31, 2001 and 2000...........................................................................................3

               Notes to  consolidated  financial  statements  for the three months ended March 31, 2001 and
               2000...............................................................................................4

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............6

     Item 3.   Quantitative and Qualitative Disclosure of Market Risk............................................11



Part II.        Other Information

     Item 1.    Legal Proceedings................................................................................12

     Item 2.    Changes in Securities and Use of Proceeds........................................................12

     Item 3.    Defaults upon Senior Securities..................................................................12

     Item 4.    Submission of Matters to a Vote of Security Holders..............................................12

     Item 5.    Other Information................................................................................12

     Item 6.    Exhibits and Reports on Form 8-K.................................................................12


SIGNATURES.......................................................................................................13


PART I.       Financial Information

Item  I.      Financial STATEMENTS (UNAUDITED)


Dynacare Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As at

-----------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                        March 31            December 31
                                                                        2001                  2000
                                                                    (Unaudited)            (Audited)
-----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                     $         4,728       $       18,099
     Accounts receivable                                                    66,555               62,065
     Prepaid expenses                                                        3,928                2,654
     Inventory                                                               8,279                7,692
     Deferred income taxes                                                   5,960                5,956
-----------------------------------------------------------------------------------------------------------
Total current assets                                                        89,450               96,466
Capital assets                                                              45,282               45,907
Licenses and goodwill                                                      168,736              166,691
Other assets                                                                44,274               39,912
-----------------------------------------------------------------------------------------------------------
                                                                   $       347,742       $      348,976
===========================================================================================================

LIABILITIES
Current liabilities:
     Bank indebtedness                                             $         7,340       $       --
     Accounts payable and accrued liabilities                               36,782               44,995
     Current portion of deferred income taxes                               11,183               10,961
     Current portion of long term debt                                       4,920                5,913
-----------------------------------------------------------------------------------------------------------
Total current liabilities                                                   60,225               61,869
Long term debt                                                             201,993              202,287
Deferred income taxes                                                       27,046               29,569
-----------------------------------------------------------------------------------------------------------
                                                                           289,264              293,725
-----------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Capital stock                                                               98,357               98,357
Deficit                                                                    (41,996)             (44,085)
-----------------------------------------------------------------------------------------------------------
                                                                            56,361               54,272
Foreign currency translation adjustment                                      2,117                  979
-----------------------------------------------------------------------------------------------------------
                                                                            58,478               55,251
-----------------------------------------------------------------------------------------------------------
                                                                   $       347,742       $      348,976
===========================================================================================================

Commitments and contingencies (Note 4)


Dynacare Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, (Unaudited)

----------------------------------------------------------------------------------------------------------
      (in thousands of U.S. dollars, except per share data)

                                                                               2001                2000
----------------------------------------------------------------------------------------------------------
Revenues                                                                  $    95,808          $   79,935
----------------------------------------------------------------------------------------------------------

General and operating expenses                                                 83,140              68,012
Depreciation                                                                    2,672               2,260
Amortization of licenses and goodwill                                           1,386               1,215
----------------------------------------------------------------------------------------------------------
                                                                               87,198              71,487
----------------------------------------------------------------------------------------------------------
Operating earnings                                                              8,610               8,448

Interest expense                                                                5,331               5,376
----------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                    3,279               3,072
----------------------------------------------------------------------------------------------------------

Income tax expense
      Current                                                                     286                 302
      Deferred                                                                    904                 151
----------------------------------------------------------------------------------------------------------
                                                                                1,190                 453
----------------------------------------------------------------------------------------------------------
Net earnings                                                               $    2,089          $    2,619
==========================================================================================================

EPS - Basic                                                                     $0.12               $0.22
EPS - Fully-diluted                                                             $0.12               $0.21
==========================================================================================================



CONSOLIDATED STATEMENTS OF DEFICIT
For the three months ended March 31,  (Unaudited)

----------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)

                                                                            2001                2000
----------------------------------------------------------------------------------------------------------

Deficit, beginning of period                                          $      (44,085)    $      (49,343)
Net earnings                                                                   2,089              2,619
----------------------------------------------------------------------------------------------------------
Deficit, end of period                                                 $     (41,996)    $      (46,724)
==========================================================================================================


Dynacare Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, (Unaudited)

---------------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                                    2001           2000
---------------------------------------------------------------------------------------------------------------------------
CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES
      Earnings                                                                                    $   2,089      $  2,619
      Items not affecting cash and cash equivalents
         Depreciation                                                                                 2,672         2,260
         Amortization of licenses and goodwill                                                        1,386         1,215
         Deferred income taxes                                                                          904           151
      Net change in non-cash working capital items                                                  (16,219)       (5,861)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                     (9,168)          384
---------------------------------------------------------------------------------------------------------------------------
CASH FLOW USED IN INVESTING ACTIVITIES
      Acquisition of businesses                                                                      (7,982)      (22,629)
      Purchase of capital assets                                                                     (2,318)       (2,264)
      Increase in other assets - net                                                                 (1,254)         (505)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                    (11,554)      (25,398)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOW PROVIDED BY FINANCING ACTIVITIES
      Increase in bank indebtedness                                                                   7,340         12,447
      Repayment of long term debt                                                                      (717)          (220)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                      6,623         12,227
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Foreign exchange translation adjustments                                                                728            37
---------------------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents during the period                                             (13,371)      (12,750)
Cash and cash equivalents, beginning of period                                                       18,099        16,327
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                         $    4,728     $   3,577
===========================================================================================================================


1.       Basis of Presentation

         The Company's unaudited interim consolidated financial statements have been prepared in accordance with Canadian Generally Accepted Accounting Principles ("GAAP") and the instructions of Form 10-Q and Article 10 of Regulation S-X.

         In the opinion of management the unaudited interim consolidated financial statements of the Company reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position as at March 31, 2001 and results of operations and cash flows for the three months ended March 31, 2001 and 2000. These unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as the most recent annual consolidated financial statements of the Company. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001.


2.       Earnings Per Share

         The Company's earnings per share data was computed as follows:

         Three months ended March 31,                                                2001                 2000
         ------------------------------------------------------------------------------------------------------------
         Basic earnings per share
         ------------------------------------------------------------------------------------------------------------
         Net earnings                                                        $      2,089        $       2,619
         ------------------------------------------------------------------------------------------------------------
         Weighted average number of common shares
              outstanding during the period                                    16,883,914           11,880,914
         ------------------------------------------------------------------------------------------------------------
         Basic earnings per share                                            $       0.12        $        0.22
         ============================================================================================================

         Diluted earnings per share
         ------------------------------------------------------------------------------------------------------------
         Net earnings                                                        $      2,089        $       2,619
         ------------------------------------------------------------------------------------------------------------
         Weighted average number of common shares outstanding during the
              period                                                              16,883,914           11,880,914
         Stock options                                                               242,495              552,951
         ------------------------------------------------------------------------------------------------------------
                                                                                  17,126,409           12,433,865
         ------------------------------------------------------------------------------------------------------------
         Diluted earnings per share                                          $       0.12        $        0.21
         ============================================================================================================


3.       Segment Information

         Management of the Company has determined that the Company operates in two geographic segments, the provision of clinical laboratory services in the United States and Canada.
         As at and for the three
         months ended March 31,                         2001                                   2000
         -----------------------------------------------------------------------------------------------------------
                                            U.S        Canada        Total        U.S.       Canada        Total
                                            ---        ------        -----        ----       ------        -----
         Revenues                       $   70,021   $   25,787   $   95,808   $   54,773  $   25,162   $   79,935
         Net earnings (loss)            $     (216)  $    2,305   $    2,089   $    1,568  $    1,051   $    2,619
         Total assets                   $  219,587   $  128,155   $  347,742   $  167,462  $  141,874   $  309,336
         -----------------------------------------------------------------------------------------------------------


                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
     (in thousands of U.S. dollars, except for share and per share amounts)


4.       Contingencies

         In 1995 the Company sold its retirement homes division. On the sale of one of the retirement homes, the purchaser assumed two mortgages with a total balance of $12.1 million at March 31, 2001 and $12.4 million at December 31, 2000. The Company has not been formally discharged from the mortgages, however, the Company has been indemnified by the purchaser and does not expect non-performance. The mortgages bear interest at 10.0% per annum and are repayable in 2003 and 2004.

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


5.       Acquisition

         On March 1, 2001, the Company purchased the laboratory assets and operations of Medical Arts Laboratory Inc. and Southern Medical Arts Laboratory, Inc. located in Oklahoma for a purchase price of $7.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Dynacare Inc. (the "Company") is one of the leading providers of clinical laboratory testing services in North America, providing laboratory services in 20 states and two Canadian provinces.

         The Company's revenues for the three months ended March 31, 2001 were $95.8 million compared to $79.9 million, an increase of $15.9 million, or 19.9% from the comparable period in 2000. Approximately $70.0 million or 73.1% of the Company's revenues were generated by its U.S. operations and $25.8 million or 26.9% by its Canadian operations. The Company's community or non-hospital U.S. revenues grew by approximately 7.5% during the three months ended March 31, 2001, on a "same store" basis.

         The Company also continued its expansion in the U.S. with the purchase of the laboratory assets and operations of Medical Arts Laboratory Inc. and Southern Medical Arts Laboratory, Inc. ("Medical Arts"), on March 1, 2001 for a purchase price of $7.5 million. Medical Arts, located in Oklahoma, is one of the oldest independent clinical laboratory companies in the United States. Medical Arts, provides testing services to clinics, physicians and care facilities in Oklahoma, Missouri, Alabama, Arkansas, Louisiana, Mississippi and Texas. The acquisition of Medical Arts furthers the Company's strategy of becoming a dominant laboratory service provider in its regional markets. At the time of the purchase, Medical Arts generated approximately $18.0 million in annual revenues.

         Net earnings for the three months ended March 31, 2001 were $2.1 million compared to $2.6 million in the comparable period in 2000. Net earnings for the three months ended March 31, 2000, were impacted by a tax benefit of $0.9 million resulting from substantively enacted tax rate reductions in Canada. Net earnings for the three months ended March 31, 2000, excluding the tax benefit were $1.7 million.


Differences between Canadian and U.S. Generally Accepted Accounting Principles

         The Company reports its consolidated financial statements using Canadian GAAP with a reconciliation to U.S. GAAP included in the notes to the Company's most recent annual financial statements. The Company's significant U.S.-Canadian GAAP differences are noted below:

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

         Accounting for Income Taxes. Under Canadian GAAP, the impact of changes in income tax rates are recorded when the changes in tax rates have been substantively enacted. Under U.S. GAAP, changes in income tax rates are recorded when the change in rates has been legislated. For the three months ended March 31, 2000, the Company recorded a tax benefit of $0.9 million due to substantively enacted tax rate reductions introduced in February 2000, by the Canadian federal government. It is expected that this benefit will be recorded under U.S. GAAP when the change in tax rates has been legislated.

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

         The discussion that follows should be read in conjunction with the Company's Consolidated Financial Statements for the three months ended March 31, 2001 and 2000.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         Revenues. Revenues for the three months ended March 31, 2001, were $95.8 million, an increase of $15.9 million or 19.9% from $79.9 million in the comparable period in 2000. The increase in revenues resulted primarily from the continuing growth in the Company's U.S. operations, where revenues increased by $15.3 million to $70.0 million.

         The increase in revenues from the Company's U.S. operations was due to:

         o growth of 7.5% in community or non-hospital revenues in the Company's existing operations; and

         o additional revenues generated by the Company's 2001 acquisition of Medical Arts as previously described and the Company's 2000 acquisitions which included LabSouth Inc. ("LabSouth"), West Texas Pathology Laboratory ("West Texas"), CHRISTUS Santa Rosa Health Care ("Santa Rosa"), Olympic Medical Laboratories Inc. ("Olympic"), Shoals Medical Laboratories, Inc. ("Shoals"), Accu-Path Medical Laboratories, Inc. ("Accu-Path") and the Company's 2000 partnership with a hospital located in Pennsylvania ("Allegheny Partnership"). The increase in revenues was offset in part by the loss of the Hermann Hospital contract in October 2000 and a reduction in revenues related to several smaller laboratories in Texas which were wholly-owned by the Company (Laboratory for Genetic Services ("LGS"), Accufast Diagnostic Lab Inc. ("Accufast"), Central Diagnostic Management Inc. ("Brownsville"), Santa Rosa and West Texas) and sold to the Memorial Hermann Partnership on October 1, 2000. Subsequent to the sale, the Company only includes 50% or its proportionate share of the revenues of these operations.

         Canadian revenues increased by $0.6 million to $25.8 million in 2001, reflecting fee increases coupled with increases in non-government revenues.

         General and Operating Expenses. General and operating expenses for the three months ended March 31, 2001 were $83.1 million, an increase of $15.1 million, or 22.2%, from $68.0 million in the comparable 2000 period. This increase resulted from: i) increased salary and benefit costs; ii) costs associated with processing additional volume generated by internal growth; and,
iii) the additional operating expenses and costs associated with the new operations acquired during 2000 and 2001.

         General and operating expenses as a percentage of revenues were 86.7% for the three months ended March 31, 2001, compared to 85.1% in the comparable 2000 period, resulting in margins of 13.3% and 14.9%, respectively. The decrease in margins occurred as a result of the factors noted above, the continuing growth of lower margin business in the United States and a reduction in margins for the Memorial Hermann Partnership due to the loss of Hermann Hospital contract and the costs of operating a new and significantly expanded facility.

         Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2001 was $4.1 million, an increase of $0.6 million, or 17.1% from $3.5 million in the comparable 2000 period. The increase in depreciation and amortization arises from the additional amortization of the goodwill added as a result of the Company's acquisitions and joint venture and additional depreciation due to the capital expenditures made during 2000 and the first quarter of 2001.

         Interest. Interest expense for the three months ended March 31, 2001, was $5.3 million, a decrease of $0.1 million, or 1.8% from $5.4 million in the comparable 2000 period. The decrease in interest expense is primarily due to the reduction in the Company's bank indebtedness in the fourth quarter of 2000. The Company's average effective interest rate was 10.1% for the three months ended March 31, 2001 compared to 10.2% in the comparable 2000 period.

         Income Taxes. Income tax expense for the three months ended March 31, 2001, was $1.2 million compared to $0.5 million in the comparable 2000 period. The income tax expense for the three months ended March 31, 2000, was impacted by the recognition of a $0.9 million tax benefit as a result of Canadian federal tax rate reductions that were substantively enacted.

         Net Earnings. Net earnings for the three months ended March 31, 2001, were $2.1 million, compared to $2.6 million in the comparable 2000 period. Net earnings for the three months ended March 31, 2000, were impacted by a tax benefit of $0.9 million resulting from substantively enacted tax rate reductions in Canada. Net earnings for the three months ended March 31, 2000, excluding the impact of the tax benefit were $1.7 million.

Liquidity and Capital Resources

         The Company's principal sources of liquidity are cash provided by operating activities and borrowings under debt agreements, including the Company's $35.0 million working capital facility in the United States. Since approximately 89.9% of the Company's Canadian revenues are received from government agencies, the Company's Canadian operations receive prompt payment for their services on a monthly basis and have no significant bad debt expense. In the United States, the Company receives monthly payments for the provision of laboratory services under its long term contracts with hospitals. These long term contracts represented approximately 20.5% of total U.S. revenues for the three months ended March 31, 2001. The Canadian revenues from government agencies, together with such U.S. revenues from hospitals, provide a relatively reliable monthly cash flow and minimize the amount of working capital which is required to finance these aspects of the Company's business. However, collecting accounts receivable from the balance of the Company's business is a complex and time-consuming process which the Company must finance.

         During November 2000, the Company completed an initial public offering of common shares for net proceeds of approximately $46.4 million (net of after tax costs of $3.6 million). Approximately $19.9 million of these proceeds were used to fund acquisitions completed in December 2000, and March 2001, and the Company's capital contribution upon the commencement of the partnership with Allegheny General Hospital in December 2000. During the fourth quarter of 2000, the Company used approximately $23.8 million of the net proceeds to temporally pay down its outstanding U.S. and Canadian working capital facilities pending funding needs for future acquisitions and joint ventures.

         If additional capital is required for acquisitions, joint ventures or other expenditures or if the Company's operating results and cash flow are significantly below expectations, the Company may require additional debt or equity financing.

         Operating Activities. Cash provided by (used in) operations was $(9.2) million and $0.4 million for the three months ended March 31, 2001 and 2000, respectively. The cash used in non-cash working capital items was $16.2 million and $5.9 million for the three months ended March 31, 2001 and 2000, respectively. The $16.2 million of cash used in non-cash working capital items reflects a reduction of accounts payable partially related to the semi-annual interest payment relating to the Company's $195.0 million Senior Notes in January 2001, and an increase in working capital requirements resulting from the growth of the Company's United States operations. The Company's accounts receivable days sales outstanding, commonly referred to as DSOs, improved to 63 days as at March 31, 2001 from 65 days as at December 31, 2000.

         The Company's available cash position, which originates both from the Company's U.S. and Canadian operations, is $4.7 million as at March 31, 2001 (2000 - $18.1 million). At March 31, 2001, the Company has revolving credit facilities of approximately $50.0 million, with availability of $37.5 million. Of the latter, $7.4 million was drawn. At March 31, 2001, accounts receivable were $66.6 million (2000 - $62.1 million) of which $9.9 million (2000 - $10.8 million) was derived from Canadian government agencies, $4.9 million (2000 - $4.5 million) from U.S. long-term hospital contracts, $13.6 million (2000 - $11.3 million) from Medicare/Medicaid, and $38.2 million (2000 - $35.5 million) from other payors. Cash, unused revolving credit facilities and accounts receivable outstanding as at March 31, 2001, are anticipated to meet short-term liabilities due in 2001.

         Investing Activities. The net cash used in investing activities was $11.6 million and $25.4 million for the three months ended March 31, 2001 and 2000, respectively. The major components of the investing activities are outlined below:

         Acquisitions and Joint Ventures - During the first quarter of 2001, the Company acquired the laboratory assets and operations of Medical Arts for a purchase price of $7.5 million. During the comparable period in 2000, the Company acquired LabSouth for a purchase price of $23.8 million, which consisted of cash payments of $22.0 million, the assumption of long-term debt of $1.2 million and other short-term liabilities of $0.6 million.

         Capital Expenditures - The Company's capital expenditures aggregated $2.3 million for each of the three months ended March 31, 2001 and 2000.

         The Company's anticipated capital expenditures for the balance of 2001 are expected to remain at substantially the same levels as in 2000 and are expected to be financed from cash flows from operations.

         Other Assets - The Company's investment in other assets amounted to $1.3 million and $0.5 million for the three months ended March 31, 2001 and 2000, respectively.

         Financing Activities. The net cash provided by financing activities was $6.6 million and $12.2 million for the three months ended March 31, 2001 and 2000, respectively.

         The net cash provided by financing activities of $6.6 million for the three months ended March 31, 2001, reflect increased bank indebtedness of $7.3 million offset in part by a $0.7 million repayment of long-term debt.

         The Company's interest expense on outstanding long-term debt for the three months ended March 31, 2001 was $5.4 million. Based on the long term debt outstanding as of March 31, 2001, and assuming stable interest rates, the Company's interest expense is expected to remain at substantially the same levels for the balance of 2001.

         As of March 31, 2001, the total scheduled repayments of long term debt due for the remainder of 2001 and in each of 2002 to 2005 are as follows:

                         2001                          $ 4.7 million
                         2002                          $ 1.2 million
                         2003                          $ 2.0 million
                         2004                          $ 0.7 million
                         2005                          $ 0.3 million

         The Company's scheduled debt and estimated interest obligations due for the remainder of 2001 and in each of 2002 to 2005 are anticipated to be funded by cash flows from operations and/or utilization of credit facilities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE  ABOUT MARKET RISK

         The Company does not hold or issue financial instruments for trading purposes. A limited number of financial instruments are used to manage well-defined risks associated with fluctuations in foreign currencies and to manage interest costs.

Foreign Currency Risk

         The Company has a cross currency swap agreement which effectively converts a portion of the Company's U.S. dollar denominated borrowings to Canadian dollar obligations to match the Company's Canadian dollar denominated assets and cash flows. This swap agreement limits the Company's exposure to both favorable and unfavorable currency fluctuations. A sensitivity analysis to changes in the U.S. dollar on the Company's main currency swap agreement indicates that if the U.S. dollar weakened by 10.0% against the Canadian dollar, the fair value of this instrument would decrease by Cdn$15.0 million. Conversely, if the U.S. dollar strengthened by 10% against the Canadian dollar, the fair value of this instrument would increase by Cdn$16.2 million. Any resulting changes in fair value would be offset by changes in the underlying hedged long term debt position. Pursuant to the terms of the currency swap agreement, the Company has pledged shares of certain of its subsidiaries and partnership interests to counterparties to those agreements.

Interest Rate Risk

         The Company has entered into a number of interest rate swap agreements, the net effect of which is to convert fixed rate debt due in 2006 to fixed and variable rate liabilities with shorter maturity terms.



    Cautionary Statement For Purposes of the "Safe Harbor" Provisions of the
                      Private Securities Reform Act of 1995

         This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of authorized executive officers of the Company. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement are provided. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors, conditions, risks and uncertainties which include, but are not limited to: (i) significant government regulation; (ii) efforts by various third-party payors (including governmental agencies and insurers) to reduce reimbursements and utilization and otherwise modify the delivery of health care services; (iii) the inability to fully realize cost savings from the consolidation of certain operations; (iv) changes in interest rates causing an increase in the Company's effective borrowing rates; (v) intensified competition; and (vi) changes in market conditions. The Company undertakes no obligation to update any forward-looking statements. For a more complete discussion of risk factors, please see the Company's filings with the Securities and Exchange Commission, including its registration statement on Form 1 filed on September 29, 2000 and subsequently amended, and the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              Not applicable


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              Not applicable


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Not applicable


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Refer to the Company's Information Circular and Proxy Statement filed with the Securities and Exchange Commission on April 27, 2001.


ITEM 5.       OTHER INFORMATION

              Not applicable


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Dynacare Inc.


         May 3,2001             /s/ HARVEY A. SHAPIRO
Date:   _________________       _______________________________________
                                Harvey A. Shapiro
                                Chairman, President, Chief Executive Officer
                                and Director
                                (Principal Executive Officer)




         May 3, 2001            /s/ ZBIG S. BISKUP
Date:   ________________        _______________________________________
                                Zbig S. Biskup
                                Executive Vice President and
                                Chief Financial Officer and Secretary
                                (Principal Financial Officer and
                                Principal Accounting Officer)