Form 10-Q
period 2001-06-30
DYNACARE INC
filed 2001-08-10
CIK 1004938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                              -------------

                                       or

[ ] transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934
           FOR THE TRANSITION PERIOD from __________ to _____________

                         Commission File number 33-80127

                                  Dynacare Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Ontario, Canada                                98-0337653
-------------------------------            ------------------------------------
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

As of July 30, 2001, there were 16,939,327 shares of the Company's common stock outstanding.


78495.0001

                                      Index
--------------------------------------------------------------------------------

                                  Dynacare Inc.

                                                                                                             Page
Part I.        Financial Information

     Item 1.   Financial Statements (Unaudited)
               Consolidated statements of financial position as at June 30,
               2001 and December 31, 2000.................................................................    1

               Consolidated  statements  of  operations  for the three months ended June 30, 2001 and 2000,
               and the six months ended June 30, 2001 and 2000.............................................   2

               Consolidated  statements  of deficit for the three months ended June 30, 2001 and 2000,  and
               the six months ended June 30, 2001 and 2000.................................................   2

               Condensed  consolidated  statements  of cash flows for the three  months ended June 30, 2001
               and 2000, and the six months ended June 30, 2001 and 2000...................................   3

               Notes to  consolidated  financial  statements  for the three  months ended June 30, 2001 and
               2000, and the six months ended June 30, 2001 and 2000.......................................   4

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......
                                                                                                              7

     Item 3.    Quantitative and Qualitative Disclosure of Market Risk.....................................   13


Part II.        Other Information

     Item 1.    Legal Proceedings..........................................................................   14

     Item 2.    Changes in Securities and Use of Proceeds..................................................   14

     Item 3.    Defaults upon Senior Securities............................................................   14

     Item 4.    Submission of Matters to a Vote of Security Holders........................................   14

     Item 5.   Other Information...........................................................................   14

     Item 6.   Exhibits and Reports on Form 8-K............................................................   14


SIGNATURES .................................................................................................  15


PART I.       Financial Information

Item  I.      Financial STATEMENTS (UNAUDITED)


Dynacare Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As at

-----------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                        June 30,            December 31,
                                                                        2001                  2000
                                                                    (Unaudited)            (Audited)
-----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                     $        10,170       $       18,099
     Accounts receivable                                                    68,318               62,065

     Prepaid expenses                                                        4,198                2,654
     Inventory                                                               8,996                7,692
     Deferred income taxes                                                   5,960                5,956
-----------------------------------------------------------------------------------------------------------
Total current assets                                                        97,642               96,466
Capital assets                                                              45,269               45,907
Licenses and goodwill                                                      172,813              166,691
Other assets                                                                43,671               39,912
-----------------------------------------------------------------------------------------------------------
                                                                   $       359,395       $      348,976
===========================================================================================================

LIABILITIES
Current liabilities:
     Bank indebtedness                                             $         3,917       $       --
     Accounts payable and accrued liabilities                               45,392               44,995
     Current portion of deferred income taxes                               10,705               10,961
     Current portion of long term debt                                       5,452                5,913
-----------------------------------------------------------------------------------------------------------
Total current liabilities                                                   65,466               61,869
Long term debt                                                             202,091              202,287
Deferred income taxes                                                       27,977               29,569
-----------------------------------------------------------------------------------------------------------
                                                                           295,534              293,725
-----------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Capital stock                                                               98,617               98,357
Deficit                                                                    (36,131)             (44,085)
-----------------------------------------------------------------------------------------------------------
                                                                            62,486               54,272
Foreign currency translation adjustment                                      1,375                    979
-----------------------------------------------------------------------------------------------------------
                                                                            63,861               55,251
-----------------------------------------------------------------------------------------------------------
                                                                   $       359,395       $      348,976
===========================================================================================================

Commitments and contingencies (Note 5)

Dynacare Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

-------------------------------------------------------------------------------------------------------------------------
   (in thousands of U.S. dollars, except per share data)            Three Months Ended          Six Months Ended
                                                                         June 30,                    June 30,
                                                                  2001            2000         2001            2000
-------------------------------------------------------------------------------------------------------------------------
Revenues                                                         101,873          91,898      197,681         171,833
-------------------------------------------------------------------------------------------------------------------------

General and operating expenses                                    87,814          78,721      170,954         146,733
Depreciation                                                       3,103           2,932        5,775           5,192
Amortization of licenses and goodwill                              1,402           1,360        2,788           2,575
-------------------------------------------------------------------------------------------------------------------------
                                                                  92,319          83,013      179,517         154,500
-------------------------------------------------------------------------------------------------------------------------
Operating earnings                                                 9,554           8,885       18,164          17,333

Interest expense                                                   5,314           5,711       10,645          11,087
-------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                       4,240           3,174        7,519           6,246
-------------------------------------------------------------------------------------------------------------------------

Income tax expense (benefit)
      Current                                                        285           1,157          571           1,459
      Deferred                                                    (1,910)            132       (1,006)            283
-------------------------------------------------------------------------------------------------------------------------
                                                                  (1,625)          1,289         (435)          1,742
-------------------------------------------------------------------------------------------------------------------------
Net earnings                                                       5,865          $1,885        7,954           4,504
=========================================================================================================================
Earnings per share:
Basic                                                                $ 0.35       $    0.16      $  0.47        $   0.38
Fully-diluted                                                        $ 0.34       $    0.15      $  0.46        $   0.36
=========================================================================================================================



CONSOLIDATED STATEMENTS OF DEFICIT
(Unaudited)

---------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                     Three Months Ended           Six Months Ended
                                                                         June 30,                    June 30,

                                                                   2001            2000        2001            2000
---------------------------------------------------------------------------------------------------------------------

Deficit, beginning of period                                     (41,996)        (46,724)     (44,085)        (49,343)
Net earnings                                                       5,865           1,885        7,954           4,504
---------------------------------------------------------------------------------------------------------------------
Deficit, end of period                                           (36,131)        (44,839)     (36,131)        (44,839)
=====================================================================================================================


Dynacare Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

---------------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                     Three Months Ended           Six Months Ended
                                                                         June 30,                    June 30,

                                                                        2001            2000         2001            2000
---------------------------------------------------------------------------------------------------------------------------
CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES
      Net earnings                                            $         5,865 $          1,885  $     7,954   $       4,504
      Items not affecting cash and cash equivalents
         Depreciation                                                   3,103            2,932        5,775           5,192
         Amortization of licenses and goodwill                          1,402            1,360        2,788           2,575
         Deferred income taxes                                         (1,910)             132       (1,006)            283
      Net change in non-cash working capital items                      6,977            6,725       (9,242)            864
---------------------------------------------------------------------------------------------------------------------------
                                                                       15,437           13,034        6,269          13,418
---------------------------------------------------------------------------------------------------------------------------
CASH FLOW USED IN INVESTING ACTIVITIES

      Acquisition of businesses                                        (2,447)          (5,719)     (10,429)         (28,348)
      Purchase of capital assets                                       (1,886)          (3,149)      (4,204)          (5,413)
      Increase in other assets - net                                   (2,217)          (1,683)      (3,471)          (2,188)
---------------------------------------------------------------------------------------------------------------------------
                                                                       (6,550)         (10,551)     (18,104)         (35,949)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES

      Increase (decrease) in bank indebtedness                         (3,423)            (996)          3,917        11,451
      Proceeds/repayment of long term debt                                321             (294)           (396)         (514)
      Issuance of capital stock                                           330                              330
---------------------------------------------------------------------------------------------------------------------------
                                                                       (2,772)          (1,290)          3,851        10,937
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Foreign exchange translation adjustments                                 (673)             239              55           275
---------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents during
the period                                                              5,442            1,432          (7,929)      (11,319)
Cash and cash equivalents, beginning of period                          4,728            3,576          18,099        16,327
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                               10,170            5,008         $10,170         5,008
===========================================================================================================================


1.       Basis of Presentation

         The Company's unaudited interim consolidated financial statements have been prepared in accordance with Canadian Generally Accepted Accounting Principles ("GAAP") and the instructions of Form 10-Q and Article 10 of Regulation S-X.

         In the opinion of management the unaudited interim consolidated financial statements of the Company reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position as at June 30, 2001 and results of operations and cash flows for the three months ended June 30, 2001 and 2000, and for the six months ended June 30, 2001 and 2000, respectively. These unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as the most recent annual consolidated financial statements of the Company. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001.


2.       Earnings Per Share

         The Company's earnings per share data was computed as follows:

                                                                     Three Months Ended                    Six Months Ended
                                                                          June 30,                            June 30,
         --------------------------------------------------------------------------------------------------------------------
                                                                   2001              2000              2001              2000
         --------------------------------------------------------------------------------------------------------------------
         Basic earnings per share
         --------------------------------------------------------------------------------------------------------------------
         Net earnings                                  $          5,865  $          1,885   $         7,954  $          4,504
         --------------------------------------------------------------------------------------------------------------------
         Weighted average number of common shares
              outstanding during the period                  16,898,922        11,880,914        16,891,418        11,880,914
         --------------------------------------------------------------------------------------------------------------------
         Basic earnings per share                      $           0.35  $           0.16   $          0.47  $           0.38
         --------------------------------------------------------------------------------------------------------------------

         Diluted earnings per share
         --------------------------------------------------------------------------------------------------------------------
         Net earnings                                  $          5,865  $          1,885   $         7,954  $          4,504
         --------------------------------------------------------------------------------------------------------------------
         Weighted average number of common shares
              outstanding during the period                  16,898,922        11,880,914        16,891,418        11,880,914
         Stock options                                          267,022           562,205           255,193           562,205
         --------------------------------------------------------------------------------------------------------------------
                                                             17,165,944        12,443,119        17,146,611        12,443,119
         ====================================================================================================================
         Diluted earnings per share                    $           0.34  $           0.15   $          0.46  $           0.36
         ====================================================================================================================


                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
     (in thousands of U.S. dollars, except for share and per share amounts)

3.       Income Taxes

         During the three and six months ended June 30, 2001, respectively, the Company reduced the provision for deferred income taxes by $3.0 million due to enacted tax rate reductions announced by the Ontario provincial government. During the three and six months ended June 30, 2000, the Company reduced the provision for deferred income taxes by $1.1 million and $2.0 million, respectively, due to substantively enacted tax rate reductions announced by the Canadian federal and provincial governments. As of June 30, 2001, all of the tax rate reductions previously announced by the federal and provincial governments have been legislated.

4.       Segment Information

         Management of the Company has determined that the Company operates in two geographic segments, the provision of clinical laboratory services in the United States and Canada.

         As at and for the three
         months ended June 30,                          2001                                   2000
         -----------------------------------------------------------------------------------------------------------
                                            U.S        Canada        Total        U.S.       Canada        Total
                                            ---        ------        -----        ----       ------        -----
         Revenues                       $   74,893   $   26,980   $  101,873   $   65,858  $   26,040   $   91,898
         Net earnings (loss)            $     (110)  $    5,975   $    5,865   $     (232) $    2,117   $    1,885
         Total assets                   $  227,647   $  131,748   $  359,395   $  182,388  $  140,457   $  322,845
         -----------------------------------------------------------------------------------------------------------


         As at and for the six
         months ended June 30,                          2001                                   2000
         -----------------------------------------------------------------------------------------------------------
                                            U.S        Canada        Total        U.S.       Canada        Total
                                            ---        ------        -----        ----       ------        -----
         Revenues                       $  144,914   $   52,767   $  197,681   $  120,631  $   51,202   $  171,833
         Net earnings (loss)            $     (326)  $    8,280   $    7,954   $    1,365  $    3,139   $    4,504
         Total assets                   $  227,647   $  131,748   $  359,395   $  182,388  $  140,457   $  322,845
         -----------------------------------------------------------------------------------------------------------

5.       Contingencies

         In 1995 the Company sold its retirement homes division. On the sale of one of the retirement homes, the purchaser assumed two mortgages with a total balance of $12.0 million at June 30, 2001 and $12.3 million at December 31, 2000. The Company has not been formally discharged from the mortgages, however, the Company has been indemnified by the purchaser and does not expect non-performance. The mortgages bear interest at 10% per annum and are repayable in 2003 and 2004.

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

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
     (in thousands of U.S. dollars, except for share and per share amounts)

6.       Acquisitions

         On March 1, 2001, the Company purchased the laboratory assets and operations of Medical Arts Laboratory Inc. and Southern Medical Arts Laboratory, Inc. located in Oklahoma for a purchase price of $7.7 million.

         In June 2001, the Company through two of its joint ventures in the United States, purchased the laboratory assets and operations of two laboratories located in Texas and Illinois for a purchase price of $0.8 million and $1.4 million, respectively.

         These acquisitions have been accounted for using the purchase method.

7.       Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141-Business Combinations ("FASB 141"), and No. 142-Goodwill and Other Intangible Assets ("FASB 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have an indefinite life will no longer be amortized but will be subject to annual impairment tests in accordance with FASB 141 and FASB 142. Other intangible assets will continue to be amortized over their useful life.

         The Company will perform the required impairment tests of goodwill and intangible assets with an indefinite life effective as of January 1, 2002, and has not yet determined what the effect of these tests will be on the net earnings and financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Dynacare Inc. (the "Company") is one of the leading providers of clinical laboratory testing services in North America, providing laboratory services in 20 states and two Canadian provinces.

         The Company's revenues for the six months ended June 30, 2001, were $197.7 million compared to $171.8 million, an increase of $25.9 million, or 15.1% from the comparable period in 2000. Approximately $144.9 million or 73.3% of the Company's revenues for the six months ended June 30, 2001, were generated by its U.S. operations and $52.8 million or 26.7% by its Canadian operations. Of the total revenues generated by the U.S. operations for the six months ended June 30, 2001, approximately 19.6% of the revenues were from long-term hospital contracts and the balance was from community or non-hospital sources. The Company's community or non-hospital revenues grew by approximately 7.6% during the six months ended June 30, 2001, on a "same store" basis.

         The Company continued its expansion in the United States with the purchase of the laboratory assets and operations of Medical Arts Laboratory Inc. and Southern Medical Arts Laboratory, Inc. ("Medical Arts"), on March 1, 2001 for a purchase price of $7.7 million. Medical Arts, located in Oklahoma, is one of the oldest independent clinical laboratory companies in the United States. At the time of the purchase, Medical Arts which was providing testing services to clinics, physicians and care facilities in Oklahoma, Missouri, Alabama, Arkansas, Louisiana, Mississippi and Texas was generating approximately $18.0 million in annual revenues.

         In June 2001, the Company through two of its joint ventures in the United States, purchased the laboratory assets and operations of two laboratories in Texas and Illinois for a purchase price of $0.8 million and $1.4 million, respectively. The Company's acquisition of these two laboratories in existing market areas is consistent with the Company's "fold-in" acquisition strategy.

         Net earnings for the six months ended June 30, 2001, were $8.0 million compared to $4.5 million in the comparable 2000 period. Net earnings for the six months ended June 30, 2001, were impacted by a tax benefit of $3.0 million, while the net earnings in the comparable 2000 period were impacted by a tax benefit of $2.0 million as a result of reductions in the tax rates in Canada. Excluding the impact of the tax benefits, net earnings for the six months ended June 30, 2001, were $5.0 million or $0.29 per fully diluted share as compared to $2.5 million or $0.20 per fully diluted share in the comparable 2000 period.

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

         Accounting for Income Taxes. Under Canadian GAAP, the impact of changes in income tax rates are recorded when the changes in tax rates have been substantively enacted. Under U.S. GAAP, changes in income tax rates are recorded when the change in rates has been legislated. As of June 30, 2001, all of the changes in the Canadian income tax rates including those previously described in the Company's quarterly and annual filings with the Securities and Exchange Commission in the United States and the Ontario Securities Commission in Canada have been legislated and accordingly as at June 30, 2001, no differences exist between U.S. and Canadian GAAP related to the tax benefits that have been reflected in these financial statements.

Seasonality

         The Company's results of operations have been and can be expected to be subject to quarterly fluctuations. The Company experiences lower testing volumes during the holiday and vacation seasons and, to a lesser extent, during inclement weather. As a result, because a significant portion of the Company's expenses is relatively fixed over the short term, the Company's operating income as a percentage of revenue tends to decrease during the third quarter due to the summer vacation period and the fourth quarter due to the various holidays in that quarter. The Company's quarterly results can also fluctuate as a result of a number of other factors including the timing and transition of new acquisitions or joint ventures and completion or commencement of significant hospital contracts.

         The discussion that follows should be read in conjunction with the Company's Consolidated Financial Statements for the three and six months ended June 30, 2001 and 2000, respectively.

Results of Operations

         Revenues. Revenues for the three months ended June 30, 2001, were $101.9 million, an increase of $10.0 million or 10.9% from $91.9 million in the comparable period in 2000. The increase in revenues for the three months ended June 30, 2001, resulted primarily from the continuing growth in the Company's U.S. operations, where revenues increased by $9.0 million to $74.9 million.

         The increase in revenues for the three months ended June 30, 2001, from the Company's U.S. operations was due to:


         o growth of 7.6% in community or non-hospital revenues in the Company's existing operations; and

         o additional revenues generated by the Company's 2001 acquisitions of Medical Arts and the two other laboratories as previously described, and the Company's 2000 acquisitions made subsequent to March 31, 2000, which included, West Texas Pathology Laboratory ("West Texas"), CHRISTUS Santa Rosa Health Care ("Santa Rosa"), Olympic Medical Laboratories Inc. ("Olympic"), Shoals Medical Laboratories, Inc. ("Shoals"), Accu-Path Medical Laboratories, Inc. ("Accu-Path") and the Company's partnership with the West Penn Allegheny Health System in Pittsburgh, Pennsylvania ("Allegheny Partnership").

The increase in revenues was offset in part by the loss of the Hermann Hospital contract in October 2000 and a reduction in revenues related to several smaller laboratories in Texas which were wholly-owned by the Company (Laboratory for Genetic Services ("LGS"), Accufast Diagnostic Lab Inc. ("Accufast"), Central Diagnostic Management Inc. ("Brownsville"), West Texas and Santa Rosa) and sold to the Memorial Hermann Partnership on October 1, 2000. Subsequent to the sale, the Company only includes 50% or its proportionate share of the revenues of these operations.

         Revenues for the six months ended June 30, 2001, were $197.7 million, an increase of $25.9 million or 15.1% from $171.8 million in the comparable period in 2000. The increase in revenues for the six months ended June 30, 2001, resulted primarily from the continuing growth in the Company's U.S. operations, where revenues increased by $24.3 million to $144.9 million.

         The increase in revenues for the six months ended June 30, 2001, from the Company's U.S. operations was due to:

         o growth of 7.6% in community or non-hospital revenues in the Company's existing operations;

         o the additional revenues generated by the Company's 2001 acquisitions previously noted; and

         o the additional revenues generated by the Company's 2000 acquisitions which included those noted above as well as the acquisition of LabSouth, Inc ("LabSouth") on March 1, 2000.

The increase in revenues was offset in part by the impact of the transition of the Memorial Hermann Partnership as note above.

         Canadian revenues increased by $1.0 million to $27.0 million and $1.6 million to $52.8 million in the three and six months ended June 30, 2001, respectively, reflecting reimbursement increases from government agencies coupled with increases in non-government revenues.

         General and Operating Expenses. General and operating expenses for the three months ended June 30, 2001, were $87.8 million, an increase of $9.1 million, or 11.6%, from $78.7 million in the comparable 2000 period. General and operating expenses for the six months ended June 30, 2001, were $171.0 million, an increase of $24.3 million, or 16.6% from $146.7 million in the comparable 2000 period. The increase in general and operating expenses resulted from costs associated with processing additional volume generated by internal growth and the additional operating expenses and costs associated with the new operations acquired during 2001 and 2000 and the formation of the Allegheny Partnership in 2000.

         General and operating expenses as a percentage of revenues were 86.2% for the three months ended June 30, 2001, compared to 85.7% in the comparable 2000 period resulting in margins of 13.8% and 14.3%, respectively. General and operating expenses as a percentage of revenues were 86.5% for the six months ended June 30, 2001, compared to 85.4% in the comparable 2000 period, resulting in margins of 13.5% and 14.6%, respectively. The decrease in margins in 2001 occurred primarily as a result of the factors noted above, the continuing growth of lower margin business in the United States and a reduction in margins for the Memorial Hermann Partnership due to the loss of the Hermann Hospital contract and the costs of operating a new and significantly expanded facility.

         Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2001, was $4.5 million, an increase of $0.2 million, or 4.7% from $4.3 million in the comparable 2000 period. Depreciation and amortization expense for the six months ended June 30, 2001, was $8.6 million, an increase of $0.8 million, or 10.3% from $7.8 million in the comparable 2000 period. The increase in depreciation and amortization arises from the additional amortization of the goodwill added as a result of the Company's acquisitions and new joint venture and additional depreciation due to the capital expenditures made during 2000 and 2001.

         Interest. Interest expense for the three months ended June 30, 2001, was $5.3 million, a decrease of $0.4 million, or 7.0% from $5.7 million in the comparable 2000 period. Interest expense for the six months ended June 30, 2001, was $10.6 million, a decrease of $0.5 million or 4.5% from $11.1 million in the comparable 2000 period. The decrease in interest expense is primarily due to lower levels of bank indebtedness in 2001 relative to the same periods in 2000. The Company's average effective interest rate was 10.1% for each of the three and six months ended June 30, 2001, compared to 10.2% and 10.1%, respectively, in the comparable 2000 periods.

         Income Taxes. An income tax recovery of $1.6 million was recorded for the three months ended June 30, 2001, compared to an income tax expense of $1.3 million in the comparable 2000 period. The income tax recovery for the six months ended June 30, 2001, was $0.4 million compared to an income tax expense of $1.7 million in the comparable 2000 period. During these periods the Company recorded the following tax benefits as a result of a series of income tax rate reductions in Canada.


                                                   2001          2000
               ------------------------------------------------------------
                                            (in millions of U.S. dollars)
               ------------------------------------------------------------

               Three Months Ended           $       3.0     $     1.1
               June 30,
               ------------------------------------------------------------

               Six Months Ended             $       3.0     $     2.0
               June 30,
               ------------------------------------------------------------


         Net Earnings. Net earnings for the three months ended June 30, 2001, were $5.9 million compared to $1.9 million in the comparable 2000 period. Net earnings for the six months ended June 30, 2001, were $8.0 million compared to $4.5 million in the comparable 2000 period. Net earnings for each of these periods were impacted by the tax benefits noted above. Excluding the impact of the tax benefits, net earnings for the three months ended June 30, 2001, were $2.9 million compared to $0.8 million in the comparable 2000 period. Excluding the impact of the tax benefits, net earnings for the six months ended June 30 2001, were $5.0 million compared to $2.5 million in the comparable 2000 period.

Liquidity and Capital Resources

         The Company's principal sources of liquidity are cash provided by operating activities and borrowings under debt agreements, including the Company's $35.0 million working capital facility in the United States. Since approximately 90.7% and 90.3% of the Company's Canadian revenues for the three and six months ended June 30, 2001, respectively, are received from government agencies, the Company's Canadian operations receive prompt payment for their services on a monthly basis and have no significant bad debt expense. In the United States, the Company receives monthly payments for the provision of laboratory services under its long term contracts with hospitals. These long term contracts represented approximately 18.8% and 19.6% of total U.S. revenues for the three and six months ended June 30, 2001, respectively. The Canadian revenues from government agencies, together with such U.S. revenues from hospitals, provide a relatively reliable monthly cash flow and minimize the amount of working capital which is required to finance these aspects of the Company's business. However, collecting accounts receivable from the balance of the Company's business is a complex and time-consuming process which the Company must finance.

         During November 2000, the Company completed an initial public offering of common shares for net proceeds of approximately $46.4 million (net of after tax costs of $3.6 million). Approximately $22.3 million of these proceeds were used to fund acquisitions completed in December 2000, March 2001, and June 2001, and the Company's capital contribution upon the commencement of the Allegheny Partnership in December 2000. During the fourth quarter of 2000, the Company used approximately $23.8 million of the net proceeds to temporarily pay down its outstanding U.S. and Canadian working capital facilities pending funding needs for future acquisitions and joint ventures.

         If additional capital is required for acquisitions, joint ventures or other expenditures or if the Company's operating results and cash flow are significantly below expectations, the Company may require additional debt or equity financing.

         Operating Activities. Cash provided by operations was $15.4 million and $13.0 million for the three months ended June 30, 2001 and 2000, respectively. The cash provided by non-cash working capital items was $7.0 million and $6.7 million for the three months ended June 30, 2001 and 2000, respectively. The $7.0 million of cash provided by non-cash working capital items reflects improved accounts receivable collections, offset in part by an increase in working capital requirements resulting from the growth of the Company's U.S. operations.

         Cash provided by operations was $6.3 million and $13.4 million for the six months ended June 30, 2001 and 2000, respectively. The cash provided by (used in) non-cash working capital items was $(9.2) million and $0.9 million for the six months ended June 30, 2001 and 2000, respectively. The $9.2 million of cash used in non- cash working capital items primarily reflects an increase in working capital requirements resulting from the growth of the Company's U.S. operations. The Company's accounts receivable days sales outstanding, commonly referred to as DSO, improved to 61 days as of June 30, 2001 from 65 days as of December 31, 2000.

         The Company's available cash position, which originates both from the Company's U.S. and Canadian operations, was $10.2 million as at June 30, 2001 (2000 - $18.1 million). At June 30, 2001, the Company had revolving credit facilities of approximately $50.0 million, with availability of approximately $40.0 million. Of the latter, $3.9 million was drawn. At June 30, 2001, accounts receivable were $68.3 million (2000 - $62.1 million) of which $9.9 million (2000
- $10.8 million) was derived from Canadian government agencies, $4.3 million (2000 - $4.5 million) from U.S. long-term hospital contracts, $14.0 million (2000 - $11.3 million) from Medicare/Medicaid, and $40.1 million (2000 - $35.5 million) from other payors. Cash, unused revolving credit facilities and accounts receivable outstanding as at June 30, 2001, are anticipated to be sufficient to meet short-term liabilities.


         Investing Activities. The net cash used in investing activities was $6.6 million and $10.6 million for the three months ended June 30, 2001 and 2000, respectively. The net cash used in investing activities was $18.1 million and $35.9 million for the six months ended June 30, 2001 and 2000, respectively. The major components of the investing activities are outlined below:

         Acquisitions and Joint Ventures - During the first quarter of 2001, the Company acquired the laboratory assets and operations of Medical Arts for a purchase price of $7.7 million. During the comparable period in 2000, the Company acquired LabSouth for a purchase price of $23.8 million, which consisted of cash payments of $22.0 million, the assumption of long-term debt of $1.2 million and other short-term liabilities of $0.6 million.

         During the second quarter of 2001, the Company acquired through two of its joint ventures in the United States, the laboratory assets and operations of two laboratories in Texas and Illinois for a purchase price of $0.8 million and $1.4 million, respectively. During the comparable period in 2000, the Company acquired the laboratory assets and operations of West Texas and Santa Rosa for a purchase price of $4.6 million and $1.1 million, respectively.

         Capital Expenditures - The Company's capital expenditures were $1.9 million and $3.2 million for the three months ended June 30, 2001 and 2000, respectively. The Company's capital expenditures were $4.2 million and $5.4 million for the six months ended June 30, 2001 and 2000, respectively.

         The Company's anticipated capital expenditures for the balance of 2001 are expected to remain at substantially the same levels as in the comparable 2000 period and are expected to be financed from cash flows from operations.

         Other Assets - The Company's investment in other assets amounted to $2.2 million and $1.7 million for the three months ended June 30, 2001 and 2000, respectively. The Company's investment in other assets amounted to $3.5 million and $2.2 million for the six months ended June 30, 2001 and 2000, respectively.

         Financing Activities. The net cash used in financing activities was $2.8 million and $1.3 million for the three months ended June 30, 2001 and 2000, respectively. The net cash provided by financing activities was $3.9 million and $10.9 million for the six months ended June 30, 2001 and 2000, respectively.

         The net cash used in financing activities of $2.8 million for the three months ended June 30, 2001, reflects a pay down in bank indebtedness of $3.4 million offset in part by an increase in long term debt of $0.3 million and proceeds of $0.3 million from the exercise of employee stock options.

         The net cash provided by financing activities of $3.9 million for the six months ended June 30, 2001, reflects increased bank indebtedness of $3.9 million and proceeds of $0.3 million from the exercise of employee stock options, offset in part by a repayment of long term debt of $0.3 million.

         The Company's interest expense on outstanding long-term debt for the three months and six months ended June 30, 2001 was $5.4 million and $10.7 million, respectively. Based on the long term debt outstanding as of June 30, 2001, and assuming stable interest rates, the Company's interest expense is expected to remain at substantially the same levels for the balance of 2001.

         As of June 30, 2001, the total scheduled repayments of long term debt due for the remainder of 2001 and in each of 2002 to 2005 are as follows:

                         2001                          $ 4.2 million
                         2002                          $ 2.1 million
                         2003                          $ 2.1 million
                         2004                          $ 0.6 million
                         2005                          $ 0.4 million

         The Company's scheduled debt repayments and estimated interest obligations due for the remainder of 2001 and in each of 2002 to 2005 are anticipated to be funded by cash flows from operations and/or utilization of credit facilities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE  ABOUT MARKET RISK

         The Company does not hold or issue financial instruments for trading purposes. A limited number of financial instruments are used to manage well-defined risks associated with fluctuations in foreign currencies and to manage interest costs.

Foreign Currency Risk

         The Company has a cross currency swap agreement which effectively converts a portion of the Company's U.S. dollar denominated borrowings to Canadian dollar obligations to match the Company's Canadian dollar denominated assets and cash flows. This swap agreement limits the Company's exposure to both favorable and unfavorable currency fluctuations. A sensitivity analysis to changes in the U.S. dollar on the Company's main currency swap agreement indicates that if the U.S. dollar weakened by 10% against the Canadian dollar, the fair value of this instrument would decrease by Cdn$14.6 million. Conversely, if the U.S. dollar strengthened by 10% against the Canadian dollar, the fair value of this instrument would increase by Cdn$16.1 million. Any resulting changes in fair value would be offset by changes in the underlying hedged long term debt position. Pursuant to the terms of the currency swap agreement, the Company has pledged shares of certain of its subsidiaries and partnership interests to counter parties to those agreements.

Interest Rate Risk

         The Company has entered into a number of interest rate swap agreements, the net effect of which is to convert fixed rate debt due in 2006 to fixed and variable rate liabilities with shorter maturity terms.



    Cautionary Statement For Purposes of the "Safe Harbor" Provisions of the
                Private Securities Litigation Reform Act of 1995

         This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission and press releases or oral statements made by or with the approval of authorized executive officers of the Company. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement are provided. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors, conditions, risks and uncertainties which include, but are not limited to: (i) significant government regulation; (ii) efforts by various third-party payors (including governmental agencies and insurers) to reduce reimbursements and utilization and otherwise modify the delivery of health care services; (iii) the inability to fully realize cost savings from the consolidation of certain operations; (iv) changes in interest rates causing an increase in the Company's effective borrowing rates; (v) intensified competition; and (vi) changes in market conditions. The Company undertakes no obligation to update any forward-looking statements. For a more complete discussion of risk factors, please see the Company's filings with the Securities and Exchange Commission, including its registration statement on Form F-1 filed on September 29, 2000 and subsequently amended, and the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

              Refer to the Company's Information Circular and Proxy Statement filed with the Securities and Exchange Commission on April 27, 2001.


Item 5.       Other Information

              Not applicable


Item 6.       Exhibits and Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the three and six months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Dynacare Inc.



Date:      August 9, 2001               /s/ Harvey A. Shapiro
        ----------------------------    ---------------------------------------
                                        Harvey A. Shapiro
                                        Chairman, President, Chief Executive
                                        Officer and Director
                                        (Principal Executive Officer)





Date:      August 9, 2001               /s/ Zbig S. Biskup
       -----------------------------    ---------------------------------------
                                        Zbig S. Biskup
                                        Executive Vice President and
                                        Chief Financial Officer and Secretary
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)