Form 10-Q
period 2001-09-30
DYNACARE INC
filed 2001-11-14
CIK 1004938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         Commission File number 33-80127


                                  Dynacare Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Ontario, Canada                                       98-0337653
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                  14900 Landmark Boulevard, Dallas, Texas 75254
                  ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (972) 387-3200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


          20 Eglinton Avenue West, Suite 1600, Toronto, Ontario M4R 2H1
          -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

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

As of October 29, 2001, there were 16,949,253 shares of the Company's common stock outstanding.

                                      INDEX
------------------------------------------------------------------------------------------------------------------
                                  DYNACARE INC.

                                                                                                             Page
PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements (Unaudited)

                 Consolidated statements of financial position as at September 30, 2001 and December 31, 2000........................................................................ 1

                 Consolidated  statements of operations for the three months ended
                 September 30, 2001 and 2000, and the nine months ended September
                 30, 2001 and 2000............................................................................ 2

                 Consolidated  statements  of deficit for the three months ended September
                 30, 2001 and 2000, and the nine months ended September 30, 2001 and 2000..................... 2

                 Condensed consolidated statements of cash flows for the three months ended September 30, 2001 and 2000, and the nine months ended September 30, 2001 and 2000............................................................ 3

                 Notes to consolidated financial statements................................................... 4

      Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations........ 8

      Item 3.     Quantitative and Qualitative Disclosure of Market Risk...................................... 16


PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings........................................................................... 18

      Item 2.     Changes in Securities and Use of Proceeds................................................... 18

      Item 3.     Defaults upon Senior Securities............................................................. 18

      Item 4.     Submission of Matters to a Vote of Security Holders......................................... 18

      Item 5.    Other Information............................................................................ 18

      Item 6.    Exhibits and Reports on Form 8-K............................................................. 18


SIGNATURES.................................................................................................... 19


PART I.         FINANCIAL INFORMATION

ITEM  I.        FINANCIAL STATEMENTS (UNAUDITED)


DYNACARE INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS AT

------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                 SEPTEMBER 30,           December 31,
                                                                    2001                   2000
                                                                (UNAUDITED)             (Audited)
------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                             $           6,783         $         18,099
      Accounts receivable                                              68,933                   62,065
      Prepaid expenses                                                  3,764                    2,654
      Inventory                                                         9,839                    7,692
      Deferred income taxes                                             5,960                    5,956
------------------------------------------------------------------------------------------------------
Total current assets                                                   95,279                   96,466
Capital assets                                                         44,272                   45,907
Licenses and goodwill                                                 168,895                  166,691
Other assets                                                           48,269                   39,912
------------------------------------------------------------------------------------------------------
                                                            $         356,715         $        348,976
======================================================================================================

LIABILITIES
Current liabilities:
      Bank indebtedness                                     $           6,303         $             -
      Accounts payable and accrued liabilities                         40,892                   44,995
      Deferred income taxes                                            10,865                   10,961
      Current portion of long term debt                                 4,945                    5,913
------------------------------------------------------------------------------------------------------
Total current liabilities                                              63,005                   61,869
Long term debt                                                        200,910                  202,287
Deferred income taxes                                                  25,765                   29,569
------------------------------------------------------------------------------------------------------
                                                                      289,680                  293,725
------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Capital stock                                                          98,713                   98,357
Deficit                                                               (34,118)                 (44,085)
------------------------------------------------------------------------------------------------------
                                                                       64,595                   54,272
Foreign currency translation adjustment                                 2,440
                                                                                                   979
------------------------------------------------------------------------------------------------------
                                                                       67,035                   55,251
------------------------------------------------------------------------------------------------------
                                                            $         356,715         $        348,976
======================================================================================================


Commitments and contingencies (Note 5)

DYNACARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars,                           THREE MONTHS ENDED                        NINE MONTHS ENDED
except for per share data)                                 SEPTEMBER 30,                             SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                     2001                  2000                 2001                2000
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                     $         101,978      $         93,906      $       299,659      $     265,739
-----------------------------------------------------------------------------------------------------------------------------

General and operating expenses                          89,469                82,575              260,423            229,309
Depreciation                                             2,937                 3,119                8,712              8,311
Amortization of licenses and goodwill                    1,470                 1,377                4,258              3,952
-----------------------------------------------------------------------------------------------------------------------------
                                                        93,876                87,071              273,393            241,572
-----------------------------------------------------------------------------------------------------------------------------
Operating earnings                                       8,102                 6,835               26,266             24,167

Interest expense                                         5,167                 5,785               15,812             16,872
-----------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                             2,935                 1,050               10,454              7,295
-----------------------------------------------------------------------------------------------------------------------------

Income tax expense (benefit):
              Current                                      283                 (144)                  854              1,315
              Deferred                                     639                   232                (367)                514
-----------------------------------------------------------------------------------------------------------------------------
                                                           922                    88                  487              1,829
-----------------------------------------------------------------------------------------------------------------------------
Net earnings                                 $           2,013      $            962      $         9,967      $       5,466
=============================================================================================================================
Earnings per share:
Basic                                        $            0.12      $           0.08      $          0.59      $        0.46
Fully-diluted                                $            0.11      $           0.08      $          0.57      $        0.44
=============================================================================================================================


CONSOLIDATED STATEMENTS OF DEFICIT
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                          THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,                             SEPTEMBER 30,
                                                     2001                  2000                 2001                2000
-----------------------------------------------------------------------------------------------------------------------------
Deficit, beginning of period                 $        (36,131)      $       (44,839)      $      (44,085)      $    (49,343)
Net earnings                                             2,013                   962                9,967              5,466
Increase in stated capital                                   -                 (767)                    -              (767)

-----------------------------------------------------------------------------------------------------------------------------
Deficit, end of period                       $        (34,118)      $       (44,644)      $      (34,118)      $    (44,644)
=============================================================================================================================

DYNACARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                                 2001              2000              2001              2000
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOW PROVIDED BY OPERATING ACTIVITIES

Net earnings                                                $       2,013    $          962      $      9,967      $     5,466
Items not affecting cash and cash equivalents:
  Depreciation                                                      2,937             3,119             8,712            8,311
  Amortization of licenses and goodwill                             1,470             1,377             4,258            3,952
  Deferred income taxes                                               639               231             (367)              514
  Gain on sale of capital assets                                        -             (110)                 -            (110)
Net change in non-cash working capital items                      (5,316)           (4,901)          (14,558)          (4,037)
-------------------------------------------------------------------------------------------------------------------------------
                                                                    1,743               678             8,012           14,096
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOW USED IN INVESTING ACTIVITIES

Acquisition of businesses                                           (505)                 -          (10,934)         (28,348)
Purchase of capital assets                                        (2,177)           (3,849)           (6,381)          (9,262)
Proceeds from sale of capital assets                                    -               132                 -              132
Increase in other assets - net                                    (2,676)           (4,852)           (6,147)          (7,040)
-------------------------------------------------------------------------------------------------------------------------------
                                                                  (5,358)           (8,569)          (23,462)         (44,518)
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOW PROVIDED BY FINANCING ACTIVITIES

Increase in bank indebtedness                                       2,386             5,459             6,303           16,910
Repayment of long term debt-net                                   (1,539)             (592)           (1,935)          (1,106)
Issuance of capital stock                                              26                 -               356                -
-------------------------------------------------------------------------------------------------------------------------------
                                                                      873             4,867             4,724           15,804
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Foreign exchange translation adjustments                            (645)             2,088             (590)            2,363
-------------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents during the period           (3,387)             (936)          (11,316)         (12,255)
Cash and cash equivalents, beginning of period                     10,170             5,008            18,099           16,327
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                    $       6,783    $        4,072    $        6,783    $       4,072
===============================================================================================================================


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

           In the opinion of management, the unaudited interim consolidated financial statements of the Company reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position as at September 30, 2001 and results of operations and cash flows for the three months ended September 30, 2001 and 2000, and for the nine months ended September 30, 2001 and 2000, respectively. These unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as the most recent annual consolidated financial statements of the Company. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001.


2.         EARNINGS PER SHARE

           The Company's earnings per share data was computed as follows:

                                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                               SEPTEMBER 30,                            SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
                                                              2001                  2000                2001                 2000
----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share
----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                      $          2,013  $                962  $            9,967   $            5,466
----------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
     outstanding during the period                      16,940,020            11,880,914          16,907,618           11,880,914
----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                          $           0.12  $               0.08  $             0.59   $             0.46
==================================================================================================================================

Diluted earnings per share
----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                      $          2,013  $                962  $            9,967   $            5,466
----------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
     outstanding during the period                      16,940,020            11,880,914          16,907,618           11,880,914
Stock options                                              925,656               572,476             494,278              564,443
----------------------------------------------------------------------------------------------------------------------------------
                                                        17,865,676            12,453,390          17,401,896           12,445,357
----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                        $           0.11  $               0.08  $             0.57   $             0.44
==================================================================================================================================


3.         INCOME TAXES

           During the nine months ended September 30, 2001, the Company reduced the provision for deferred income taxes by $3.0 million due to enacted tax rate reductions announced by the Ontario provincial government. During the nine months ended September 30, 2000, the Company reduced the provision for deferred income taxes by $2.0 million, due to substantively enacted tax rate reductions announced by the Canadian federal and provincial governments. As of September 30, 2001, all of the tax rate reductions previously announced by the Canadian federal and provincial governments have been legislated.

4.         SEGMENT INFORMATION

           Management of the Company has determined that the Company operates in two geographic segments, the provision of clinical laboratory services in the United States and Canada.

           As at and for the three months
           ended September 30,                                2001                                         2000
           ------------------------------------------------------------------------------------------------------------------------
                                                U.S          CANADA          TOTAL          U.S.          Canada          Total
                                                ---          ------          -----          ----          ------          -----
           Revenues                        $     76,430   $     25,548    $    101,978  $     68,362  $     25,544    $     93,906
           Net earnings (loss)             $       (473)  $      2,486    $      2,013  $       (983) $      1,945    $        962
           Total assets                    $    224,073   $    132,642    $    356,715  $    186,364  $    136,672    $    323,036
           ------------------------------------------------------------------------------------------------------------------------


           As at and for the nine months
           ended September 30,                                2001                                         2000
           ------------------------------------------------------------------------------------------------------------------------
                                                U.S          CANADA          TOTAL          U.S.          Canada          Total
                                                ---          ------          -----          ----          ------          -----
           Revenues                        $    221,344   $     78,315    $    299,659  $    188,993  $     76,746    $    265,739
           Net earnings (loss)             $       (800)  $     10,767    $      9,967  $        382  $      5,084    $      5,466
           Total assets                    $    224,073   $    132,642    $    356,715  $    186,364  $    136,672    $    323,036
           ------------------------------------------------------------------------------------------------------------------------

5.         CONTINGENCIES

           In 1995 the Company sold its retirement homes division. On the sale of one of the retirement homes, the purchaser assumed two mortgages with a total balance of $11.7 million at September 30, 2001 and $12.3 million at December 31, 2000. The Company has not been formally discharged from the mortgages, however, the Company has been indemnified by the purchaser and does not expect non-performance. The mortgages bear interest at 10% per annum and are repayable in 2003 and 2004.

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

6.         ACQUISITIONS

           On March 1, 2001, the Company purchased the laboratory assets and operations of Medical Arts Laboratory located in Oklahoma for a purchase price of $7.7 million.

           In June 2001, the Company through two of its joint ventures in the United States, purchased the laboratory assets and operations of two laboratories located in Texas and Illinois for a purchase price of $0.8 million and $1.5 million, respectively. Additionally, in July 2001, the Company through a joint venture in the United States purchased the laboratory assets and operations of another laboratory in Illinois for a purchase price of $0.4 million.

           These acquisitions have been accounted for using the purchase method.


7.         ACCOUNTING PRONOUNCEMENTS

           In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141- Business Combinations (FASB 141), and No. 142-Goodwill and Other Intangible Assets (FASB 142), effective for fiscal years beginning after December 15, 2001. Similarly, in August 2001, the Canadian Institute of Chartered Accountants issued handbook sections 1581-Business Combinations and 3062-Goodwill and Other Intangible Assets effective for fiscal years beginning January 1, 2002. Under the new U.S. and Canadian accounting rules, goodwill and intangible assets deemed to have an indefinite life will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful life.

           The Company will perform the required impairment tests of goodwill and intangible assets with an indefinite life effective as of January 1, 2002, and has not yet determined what the effect of these tests will be on its net earnings and financial position. The Company may incur impairment charges for licenses and goodwill in the future, which would adversely impact its profitability and financial position.

           In August 2001, the Financial Accounting Standards Board issued Standard No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets (FASB 144) effective for fiscal years beginning after December 15, 2001. This statement supersedes Standard No. 12 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (FASB 121). FASB 144 retains the fundamental provision of FASB 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company has not yet determined what the effect of FASB 144 will be on its net earnings and financial position.

8.         SUBSEQUENT EVENTS

           On October 26, 2001, the Company filed a registration statement in connection with the public offering of 5,000,000 of its common shares, 2,700,000 of which are to be issued and sold by the Company and 2,300,000 of which are to be sold by its principal shareholders, the Latner Group and Golder, Thoma, Cressey, Rauner V,L.P. and its affiliates. The Company also expects to grant to the underwriters an option to purchase up to 750,000 additional common shares to cover over-allotments.

           On October 31, 2001, the Company acquired Memorial Hermann's 50% interest in the Memorial Hermann partnership for a cash payment of $2.0 million on closing and payments of $0.5 million on each of the first and second anniversary of the closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

           Dynacare Inc. (the "Company") is one of the leading providers of clinical laboratory testing services in North America, providing laboratory services in 21 states in the United States and two Canadian provinces.

           The Company's revenues for the nine months ended September 30, 2001, were $299.7 million compared to $265.7 million, an increase of $ 34.0 million, or 12.8% from the comparable period in 2000. Approximately $221.4 million or 73.9% of the Company's revenues for the nine months ended September 30, 2001, were generated by its U.S. operations and $78.3 million or 26.1% by its Canadian operations. Of the total revenues generated by the U.S. operations for the nine months ended September 30, 2001, approximately 19.3% of the revenues were from long-term hospital contracts and the balance was from community or non-hospital sources. The Company's community or non-hospital revenues grew by approximately 7.3% during the nine months ended September 30, 2001, on a "same store" basis.

           In March 2001, the Company continued its expansion in the United States with the purchase of the laboratory assets and operations of Medical Arts Laboratory ("Medical Arts"), on March 1, 2001 for a purchase price of $7.7 million. Medical Arts, located in Oklahoma, is one of the oldest independent clinical laboratory companies in the United States. At the time of the purchase, Medical Arts which was providing testing services to clinics, physicians and nursing care facilities in Oklahoma, Missouri, Alabama, Arkansas, Louisiana, Mississippi and Texas was generating approximately $18.0 million in annual revenues.

           In June 2001, the Company through two of its joint ventures in the United States, purchased the laboratory assets and operations of two laboratories in Texas and Illinois for a purchase price of $0.8 million and $1.5 million, respectively. Additionally, in July 2001, the Company through a joint venture in the United States, purchased the laboratory assets and operations of another laboratory in Illinois for a purchase price of $0.4 million. The Company's acquisition of these three laboratories in existing market areas is consistent with the Company's "fold-in" acquisition strategy.

           On October 26, 2001, the Company filed a registration statement in connection with the public offering of 5,000,000 of its common shares, 2,700,000 of which are to be issued and sold by the Company and 2,300,000 of which are to be sold by its principal shareholders, the Latner Group and Golder, Thoma, Cressey, Rauner V, L.P. and its affiliates. The Company also expects to grant to the underwriters an option to purchase up to 750,000 additional common shares to cover over allotments.

           On October 31, 2001 the Company acquired Memorial Hermann's 50% interest in the Memorial Hermann partnership for a cash payment of $2.0 million on closing and payments of $0.5 million on each of the first and second anniversary of the closing. The Company believes that the acquisition of the partnership interest from Memorial Hermann will add approximately $20.0 million to the Company's annual revenues based on the partnership's current operations.

           The acquisition of the partnership interest will facilitate the Company's strategy of consolidating its laboratory operations in the Southwest region which consists of Louisiana, Arkansas, Oklahoma and Texas. The Company's relationship with Memorial Hermann will continue as it extends reference laboratory services to all of the hospitals and clinical laboratory testing services to certain medical and physician facilities affiliated with Memorial Hermann.

           Net earnings for the nine months ended September 30, 2001, were $10.0 million compared to $5.5 million in the comparable 2000 period. Net earnings for the nine months ended September 30, 2001, were impacted by a tax benefit of $3.0 million, while the net earnings in the comparable 2000 period were impacted by a tax benefit of $2.0 million as a result of reductions in the tax rates in Canada. Excluding the impact of the tax benefits, net earnings for the nine months ended September 30, 2001, were $7.0 million or $0.40 per fully diluted share as compared to $3.5 million or $0.28 per fully diluted share in the comparable 2000 period.

REVENUE RECOGNITION

           The Company recognizes revenues on the accrual basis at the time it provides services, which approximates the time test results are reported. The Company's revenues are stated net of all contractual adjustments and discounts. In the United States, payments for laboratory services performed for certain payors are subject to contractual adjustments, which are price discounts negotiated by the Company with the various payors.

           In arriving at net revenues in Canada, the Company deducts certain adjustments and discounts relating to its reimbursement agreement with the Ontario government. Since 1997, the laboratory industry in Ontario has been subject to an agreement with the Ontario provincial government pursuant to which each laboratory is allocated a fixed share of the overall industry funding cap each year. Factors can arise to cause an individual laboratory to receive more than its pro rata share of the cap, obligating it to reimburse the Ontario government for such excess. An estimate of any excess would be made and withheld by the Ontario government from monthly payments to be made to the Company with any residual amounts payable being settled subsequent to year end.

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

           ACCOUNTING FOR INCOME TAXES. Under Canadian GAAP, the impact of changes in income tax rates are recorded when the changes in tax rates have been substantively enacted. Under U.S. GAAP, changes in income tax rates are recorded when the change in rates has been legislated. As of September 30, 2001, all of the changes in the Canadian income tax rates including those previously described in the Company's quarterly and annual filings with the Securities and Exchange Commission in the United States and the Ontario Securities Commission in Canada have been legislated and accordingly as of September 30, 2001, no differences exist between U.S. and Canadian GAAP related to the tax benefits reflected in these financial statements.

           ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141-Business Combinations (FASB 141), and No. 142 - Goodwill and Other Intangible Assets (FASB 142), effective for fiscal years beginning after December 15, 2001.

Similarly, in August 2001, the Canadian Institute of Chartered Accountants issued handbook sections 1581-Business Combinations and 3062-Goodwill and Other Intangible Assets effective for fiscal years beginning January 1, 2002. Under the new U.S. and Canadian accounting rules, goodwill and intangible assets deemed to have an indefinite life will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful life.

           It is estimated that the Company's net earnings for the three and nine months ended September 30, 2001 would have increased by approximately $1.0 million and $0.06 diluted earnings per share and $3.0 million and $0.17 diluted earnings per share, respectively, if goodwill and intangible assets deemed to have an indefinite life were not amortized during this period.

           The Company will perform the required impairment tests of goodwill and intangible assets with an indefinite life effective as of January 1, 2002, and has not yet determined what the effect of these tests will be on its net earnings and financial position. The Company may incur impairment charges for licenses and goodwill in the future, which would adversely impact its profitability and financial position.

           In August 2001, the Financial Accounting Standards Board issued Standard No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets (FASB 144) effective for fiscal years beginning after December 15, 2001. This statement supercedes Standard No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (FASB 121). FASB 144 retains the fundamental provision of FASB 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company has not yet determined what the effect of FASB 144 will be on its net earnings and financial position.

 SEASONALITY

           The Company's results of operations have been and can be expected to be subject to quarterly fluctuations. The Company experiences lower testing volumes during the holiday and vacation seasons and, to a lesser extent, during inclement weather. As a result, because a significant portion of the Company's expenses is relatively fixed over the short term, the Company's operating income as a percentage of revenue tends to decrease during the third quarter due to the summer vacation period and the fourth quarter due to the various holidays in that quarter. The Company's quarterly results can also fluctuate as a result of a number of other factors including the timing and transition of new acquisitions or joint ventures and completion, non-renewal or commencement of significant hospital contracts.

           The discussion that follows should be read in conjunction with the Company's Consolidated Financial Statements for the three and nine months ended September 30, 2001 and 2000, respectively.

 RESULTS OF OPERATIONS

           REVENUES. Revenues for the three months ended September 30, 2001, were $102.0 million, an increase of $8.1 million or 8.6% from $93.9 million in the comparable period in 2000. The increase in revenues for the three months ended September 30, 2001, resulted primarily from the continuing growth in the Company's U.S. operations, where revenues increased by $8.0 million to $76.4 million.

           The increase in revenues for the three months ended September 30, 2001, from the Company's U.S. operations was due to:

         o growth of 5.5% in community or non-hospital revenues in the Company's existing operations; and

         o additional revenues generated by the Company's 2001 acquisitions of Medical Arts and the assets and operations of the laboratories acquired in Illinois and Texas as previously described, and the Company's 2000 acquisitions made subsequent to September 30, 2000, which included, Olympic Medical Laboratories Inc. ("Olympic"), Shoals Medical Laboratories, Inc. ("Shoals"), Accu-Path Medical Laboratories, Inc. ("Accu-Path") and the Company's partnership with the West Penn Allegheny Health System in Pittsburgh, Pennsylvania ("Allegheny Partnership").

The increase in revenues was offset in part by the non-renewal of the Hermann Hospital contract in October 2000 and a reduction in revenues recognized by the Company related to several smaller laboratories in Texas which were wholly-owned by the Company (Laboratory for Genetic Services ("LGS"), Accufast Diagnostic Lab Inc. ("Accufast"), Central Diagnostic Management Inc. ("Brownsville"), West Texas Pathology Laboratory ("West Texas") and CHRISTUS Santa Rosa Health Care ("Santa Rosa")) and sold to the Memorial Hermann Partnership on October 1, 2000. Subsequent to the sale, the Company only includes 50%, which represents its proportionate share of the revenues, of these operations.

           Revenues for the nine months ended September 30, 2001, were $299.7 million, an increase of $34.0 million or 12.8% from $265.7 million in the comparable period in 2000. The increase in revenues for the nine months ended September 30, 2001, resulted primarily from the continuing growth in the Company's U.S. operations, where revenues increased by $32.4 million to $221.4 million.

           The increase in revenues for the nine months ended September 30, 2001, from the Company's U.S. operations was due to:

         o growth of 7.3% in community or non-hospital revenues in the Company's existing operations;

         o the additional revenues generated by the Company's 2001 acquisitions previously noted; and

         o the additional revenues generated by the Company's 2000 acquisitions which included those noted above as well as the acquisition of LabSouth, Inc ("LabSouth") on March 1, 2000.

The increase in revenues was offset in part by the impact of the transition of the Memorial Hermann Partnership as noted above.

           Canadian revenues for the three months ended September 30, 2001 were $25.6 million, an increase of $0.1 million from the comparable period in 2000. For the nine months ended September 30, 2001, Canadian revenues increased by $1.6 million to $78.3 million reflecting reimbursement increases from government agencies coupled with increases in non-government revenues. The Company's increase in Canadian revenues for the three and nine months ended September 30, 2001 were negatively impacted by the decrease in the Canadian to U.S. dollar foreign exchange rate. The Canadian to U.S. dollar foreign exchange rate for each of the three and nine months ended September 30, 2001 was $0.65 as compared to $0.67 and $0.68 in the comparable 2000 periods, respectively.

           GENERAL AND OPERATING EXPENSES. General and operating expenses for the three months ended September 30, 2001, were $89.5 million, an increase of $6.9 million, or 8.4%, from $82.6 million in the comparable 2000 period. General and operating expenses for the nine months ended September 30, 2001, were $260.4 million, an increase of $31.1 million, or 13.6% from $229.3 million in the comparable 2000 period. The increase in general and operating expenses resulted from costs associated with processing additional volume generated by internal growth and the additional operating expenses and costs associated with the new operations acquired during 2001 and 2000 and the formation of the Allegheny Partnership in 2000.

           General and operating expenses as a percentage of revenues were 87.7% for the three months ended September 30, 2001, compared to 87.9% in the comparable 2000 period resulting in margins of 12.3% and 12.1%, respectively. General and operating expenses as a percentage of revenues were 86.9% for the nine months ended September 30, 2001, compared to 86.3% in the comparable 2000 period, resulting in margins of 13.1% and 13.7%, respectively. The decrease in margins for the nine months ended September 2001 occurred primarily as a result of the factors noted above, the continuing growth of lower margin business in the United States and a reduction in margins for the Memorial Hermann Partnership due to the non-renewal of the Hermann Hospital contract and the costs of operating a new and significantly expanded facility.

           DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended September 30, 2001, was $4.4 million, a decrease of $0.1 million, or 2.2% from $4.5 million in the comparable 2000 period. Depreciation and amortization expense for the nine months ended September 30, 2001, was $13.0 million, an increase of $0.7 million, or 5.7% from $12.3 million in the comparable 2000 period. The increase in depreciation and amortization arises from the additional amortization of the goodwill added as a result of the Company's acquisitions and new joint venture and additional depreciation due to the capital expenditures made during 2000 and 2001. The depreciation and amortization expense for the three and nine months ended September 30, 2001 was impacted by the decrease in the Canadian to U.S. dollar foreign exchange rate.

           INTEREST. Interest expense for the three months ended September 30, 2001, was $5.2 million, a decrease of $0.6 million, or 10.3% from $5.8 million in the comparable 2000 period. Interest expense for the nine months ended September 30, 2001, was $15.8 million, a decrease of $1.1 million or 6.5% from $16.9 million in the comparable 2000 period. The decrease in interest expense is primarily due to lower levels of bank indebtedness in 2001 relative to the same periods in 2000. The Company's average effective interest rate was 9.9% and 10.1% for the three and nine months ended September 30, 2001, compared to 10.3% and 10.2%, respectively, in the comparable 2000 periods.

           INCOME TAXES. An income tax expense of $0.9 million was recorded for the three months ended September 30, 2001, compared to an income tax expense of $0.1 million in the comparable 2000 period. The income tax expense for the nine months ended September 30, 2001, was $0.5 million compared to an income tax expense of $1.8 million in the comparable 2000 period. The income tax expense for the three months ended September 30, 2000 was impacted by a lower tax expense on certain income. During the nine months ended September 30, 2001 and 2000 the Company recorded tax benefits of $3.0 million and $2.0 million, respectively, as a result of a series of income tax rate reductions in Canada.

           NET EARNINGS. Net earnings for the three months ended September 30, 2001, were $2.0 million compared to $1.0 million in the comparable 2000 period. Net earnings for the nine months ended September 30, 2001, were $10.0 million compared to $5.5 million in the comparable 2000 period. Net earnings for the nine months ended September 30, 2001 and 2000 were impacted by the tax benefits noted above. Excluding the impact of the tax benefits, net earnings for the nine months ended September 30, 2001, were $7.0 million compared to $3.5 million in the comparable 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's principal sources of liquidity are cash provided by operating activities and borrowings under debt agreements, including the Company's $35.0 million working capital facility in the United States. Since approximately 87.0% and 89.2% of the Company's Canadian revenues for the three and nine months ended September 30, 2001, respectively, are received from government agencies, the Company's Canadian operations receive prompt payment for their services on a monthly basis and have no significant bad debt expense. In the United States, the Company receives monthly payments for the provision of laboratory services under its long-term contracts with hospitals. These long-term contracts represented approximately 18.7% and 19.3% of total U.S. revenues for the three and nine months ended September 30, 2001, respectively. The Canadian revenues from government agencies, together with such U.S. revenues from hospitals, provide a relatively reliable monthly cash flow and minimize the amount of working capital which is required to finance these aspects of the Company's business. However, collecting accounts receivable from the balance of the Company's business is a complex and time-consuming process which the Company must finance.

           During November 2000, the Company completed an initial public offering of common shares for net proceeds of approximately $46.4 million (net of after tax costs of $3.6 million). Approximately $22.6 million of these proceeds were used to fund acquisitions completed in December 2000, March 2001, June 2001 and July 2001, and the Company's capital contribution upon the commencement of the Allegheny Partnership in December 2000. During the fourth quarter of 2000, the Company used approximately $23.8 million of the net proceeds to temporarily pay down its outstanding U.S. and Canadian working capital facilities pending funding needs for future acquisitions and joint ventures.

           If additional capital is required for acquisitions, joint ventures or other expenditures or if the Company's operating results and cash flow are significantly below expectations, the Company may require additional debt or equity financing.

           OPERATING ACTIVITIES. Cash provided by operating activities was $1.7 million and $0.7 million for the three months ended September 30, 2001 and 2000, respectively. The cash used by non-cash working capital items was $5.3 million and $4.9 million for the three months ended September 30, 2001 and 2000, respectively. The $5.3 million of cash used by non-cash working capital items primarily reflects an increase in working capital requirements resulting from the growth of the Company's U.S. operations.

           Cash provided by operating activities was $8.0 million and $14.1 million for the nine months ended September 30, 2001 and 2000, respectively. The cash used in non-cash working capital items was $14.6 million and $4.0 million for the nine months ended September 30, 2001 and 2000, respectively. The $14.6 million of cash used in non-cash working capital items primarily reflects an increase in working capital requirements resulting from the growth of the Company's U.S. operations. The Company's accounts receivable days sales outstanding, commonly referred to as DSO, improved to 62 days as of September 30, 2001 from 65 days as of December 31, 2000.

           The Company's available cash position, which originates both from the Company's U.S. and Canadian operations, was $6.8 million as at September 30, 2001 (December 31, 2000 - $18.1 million). At September 30, 2001, the Company had revolving credit facilities of approximately $50.0 million, with availability of approximately $41.0 million. Of the latter, $6.3 million was drawn. At September 30, 2001, accounts receivable were $68.9 million (December 31, 2000 - $62.1 million) of which $10.4 million (December 31, 2000 - $10.8 million) was derived from Canadian government agencies, $3.9 million (December 31, 2000 - $4.5 million) from U.S. long-term hospital contracts, $17.8 million (December 31, 2000 - $11.3 million) from the Medicare/Medicaid programs, and $36.8 million (December 31, 2000 - $35.5 million) from other payors. Cash, unused revolving credit facilities and accounts receivable outstanding as at September 30, 2001, are anticipated to be sufficient to meet short-term liabilities.

           INVESTING ACTIVITIES. The net cash used in investing activities was $5.4 million and $8.6 million for the three months ended September 30, 2001 and 2000, respectively. The net cash used in investing activities was $23.5 million and $44.5 million for the nine months ended September 30, 2001 and 2000, respectively. The major components of the investing activities are outlined below:

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

           During the second quarter of 2001, the Company acquired through two of its joint ventures in the United States, the laboratory assets and operations of two laboratories in Texas and Illinois for a purchase price of $0.8 million and $1.5 million, respectively. During the comparable period in 2000, the Company acquired the laboratory assets and operations of West Texas and Santa Rosa for a purchase price of $4.6 million and $1.1 million, respectively.

           During the third quarter of 2001, the Company through a joint venture in the United States purchased the laboratory assets and operations of a laboratory in Illinois for a purchase price of $0.4 million

           Capital Expenditures - The Company's capital expenditures were $2.2 million and $3.8 million for the three months ended September 30, 2001 and 2000, respectively. The Company's capital expenditures were $6.4 million and $9.3 million for the nine months ended September 30, 2001 and 2000, respectively.

           The Company's anticipated capital expenditures for the three months ending December 31, 2001 are anticipated to remain at approximately the same levels as for the nine months ended September 30, 2001 and are expected to be financed from cash flows from operations and/or utilization of credit facilities.

           Other Assets - The Company's investment in other assets amounted to $2.7 million and $4.9 million for the three months ended September 30, 2001 and 2000, respectively. The Company's investment in other assets amounted to $6.1 million and $7.0 million for the nine months ended September 30, 2001 and 2000, respectively.

           FINANCING ACTIVITIES. The net cash provided by financing activities was $0.9 million and $4.9 million for the three months ended September 30, 2001 and 2000, respectively. The net cash provided by financing activities was $4.7 million and $15.8 million for the nine months ended September 30, 2001 and 2000, respectively.

           The net cash provided by financing activities of $0.9 million for the three months ended September 30, 2001, reflects an increase in bank indebtedness of $2.4 million offset in part by a repayment of long-term debt of $1.5 million.

           The net cash provided by financing activities of $4.7 million for the nine months ended September 30, 2001, reflects increased bank indebtedness of $6.3 million and proceeds of $0.3 million from the exercise of employee stock options, offset in part by a repayment of long term debt of $1.9 million.

           The Company's interest expense on outstanding long-term debt for the three months and nine months ended September 30, 2001 was $5.2 million and $15.8 million, respectively. Based on the long-term debt outstanding as of September 30, 2001, the Company's interest expense is expected to correspond at substantially the same levels for the balance of 2001.


           As of September 30, 2001, the total scheduled repayments of long-term debt due for the remainder of 2001 and in each of 2002 to 2005 are as follows:


                             2001               $ 3.9 million
                             2002               $ 1.3 million
                             2003               $ 2.0 million
                             2004               $ 0.5 million
                             2005               $ 0.3 million


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

FOREIGN CURRENCY RISK

           The Company has a cross currency swap agreement which effectively converts a portion of the Company's U.S. dollar denominated borrowings to Canadian dollar obligations to match the Company's Canadian dollar denominated assets and cash flows. This swap agreement limits the Company's exposure to both favorable and unfavorable currency fluctuations. A sensitivity analysis to changes in the U.S. dollar on the Company's main currency swap agreement indicates that if the U.S. dollar weakened by 10% against the Canadian dollar, the fair value of this instrument would decrease by Cdn$15.9 million ($10.1 million). Conversely, if the U.S. dollar strengthened by 10% against the Canadian dollar, the fair value of this instrument would increase by Cdn$17.1 million ($10.8 million). Any resulting changes in fair value would be offset by changes in the underlying hedged long-term debt position. Pursuant to the terms of the currency swap agreement, the Company has pledged shares of certain of its subsidiaries and partnership interests to counterparties to those agreements.

INTEREST RATE RISK

           The Company has entered into a number of interest rate swap agreements, the net effect of which is to convert fixed rate senior notes due in 2006 to fixed rate liabilities with shorter maturity terms and variable rate liabilities. The variable rate liabilities have maturity terms of less than one year.

           Based on the Company's agreements outstanding at September 30, 2001, a 100 basis point increase in interest rates would result in a decrease in the net aggregate market value of these instruments of Cdn $6.1 million (U.S. $3.9 million). Conversely, a 100 basis point decrease in interest rates would result in a Cdn $6.1 million (U.S. $3.9 million) net increase in the net aggregate market value of these investments.


    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission and press releases or oral statements made by or with the approval of authorized executive officers of the Company. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement are provided. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors, conditions, risks and uncertainties which include, but are not limited to: (i) significant government regulation; (ii) efforts by various third-party payors (including governmental agencies and insurers) to reduce reimbursements and utilization and otherwise modify the delivery of health care services; (iii) the inability to fully realize cost savings from the consolidation of certain operations and other cost reduction initiatives; (iv) changes in interest rates causing an increase in the Company's effective borrowing rates; (v) intensified competition; and (vi) changes in market conditions. The Company undertakes no obligation to update any forward-looking statements. For a more complete discussion of risk factors, please see the Company's filings with the Securities and Exchange Commission, including its registration statement on Form S-1 filed on October 26, 2001 and the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II.        OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

                Not applicable


ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

                Not applicable


ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

                Not applicable


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not applicable


ITEM 5.         OTHER INFORMATION

                Not applicable


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DYNACARE INC.

Date:      November 7, 2001               /s/ Harvey A. Shapiro
        -------------------------         -------------------------------------
                                          Harvey A. Shapiro
                                          Chairman, President,
                                          Chief Executive Officer and Director
                                          (Principal Executive Officer)




Date:      November 7, 2001               /s/ Zbig S. Biskup
       --------------------------         -------------------------------------
                                          Zbig S. Biskup
                                          Executive Vice President and
                                          Chief Financial Officer and Secretary
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)