Form 10-K
period 2001-12-31
DYNACARE INC
filed 2002-03-26
CIK 1004938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
                  For the fiscal year ended December 31, 2001
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                  For the transition period from ____ to ____.

                         Commission file number 33-80127

                                  Dynacare Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Ontario, Canada                           98-0337653
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S Employer Identification No.)
 incorporation or organization)

        14900 Landmark Boulevard
              Dallas, Texas                              75254
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (972) 387-3200
                                                    --------------

Securities registered pursuant to section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered:
                                          The Nasdaq National Market and
       Common Shares                        The Toronto Stock Exchange
--------------------------------------------------------------------------------

Securities registered pursuant to section 12(g) of the Act:             None

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 11, 2002 was $322.5 million (computed by reference to the last sale price of common stock as reported on the NASDAQ on such date). As of March 11, 2002, there were 19,311,421 shares of Dynacare Inc.'s common stock outstanding.

Certain portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2002 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

                                  DYNACARE INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                               PAGE

PART I
------

ITEM 1                        BUSINESS
                              Overview...........................................................................1
                              The Clinical Laboratory Testing Industry...........................................2
                              Dynacare's Strategy................................................................4
                              Laboratory Testing Operations and Services ........................................5
                              Acquisitions and Partnerships......................................................6
                              Sales and Marketing...............................................................10
                              Customers and Payors..............................................................10
                              Billing...........................................................................11
                              Information Technology............................................................13
                              Compliance Program................................................................14
                              Quality Assurance.................................................................15
                              Competition.......................................................................15
                              Insurance.........................................................................16
                              Employees.........................................................................17
                              Regulations.......................................................................17
                              Details of Incorporation..........................................................21

ITEM 2                        PROPERTIES........................................................................22

ITEM 3                        LEGAL PROCEEDINGS.................................................................24

ITEM 4                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................24

PART II
-------

ITEM 5                        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............24

ITEM 6                        SELECTED FINANCIAL DATA...........................................................25

ITEM 7                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS.............................................................28

ITEM 7A                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................38



ITEM 8                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................39

ITEM 9                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE..............................................................39

PART III
--------

ITEM 10                       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................39

ITEM 11                       EXECUTIVE COMPENSATION............................................................40

ITEM 12                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................40

ITEM 13                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................40


PART IV
-------

ITEM 14                       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...................43

                              1.    Index to Financial Statements Filed as Part of this Report:.................43

                                     Report of Independent Auditors............................................F-1
                                     Consolidated Statements of Financial Position.............................F-2
                                     Consolidated Statements of Operations.....................................F-3
                                     Consolidated Statements of Deficit........................................F-3
                                     Consolidated Statements of Cash Flows.....................................F-4
                                     Notes to Consolidated Financial Statements................................F-5

                              2.     Financial Statement Schedule

                                     Schedule II - Valuation Accounts and Reserves.............................S-1

                              3.     Exhibits Index............................................................E-1

                                     i)    Exhibit 21 - List of Subsidiaries ..................................E-2
                                     ii)   Exhibit 23 - Independent Auditors...................................E-3

                                     PART I
                                     ------

    Cautionary Statement For Purposes of the "Safe Harbor" Provisions of the
                Private Securities Litigation Reform Act of 1995

         This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Dynacare or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by Dynacare with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of authorized executive officers of Dynacare. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement are provided. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause Dynacare or Dynacare's industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any of Dynacare's forward-looking statements. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors, conditions, risks and uncertainties which include, but are not limited to: (i) significant government regulation; (ii) efforts by various third-party payors (including governmental agencies and insurers) to reduce reimbursements and utilization and otherwise modify the delivery of healthcare services; (iii) the inability to fully realize cost savings from the consolidation of certain operations and other cost management initiatives; (iv) changes in interest rates causing an increase in Dynacare's effective borrowing rates; (v) intensified competition; and (vi) changes in market conditions. Dynacare undertakes no obligation to update any forward-looking statements.


ITEM 1.  -  BUSINESS

OVERVIEW

         Dynacare Inc. (Dynacare) is the third largest independent provider of clinical laboratory testing services in North America as measured by revenues. Dynacare provides clinical laboratory testing services in 21 states in the United States and two provinces in Canada. Dynacare believes it offers a comprehensive menu of tests, comprised of more than 1,000 different tests. Dynacare provides clinical laboratory testing, which is performed on body fluids such as blood and urine and on tissues and other specimens, including human cells. Through Dynagene, Dynacare's center for esoteric testing, Dynacare also provides a growing number of more complex esoteric tests, including molecular diagnostic services. Dynacare's customers include physicians, hospitals and other healthcare providers who utilize clinical laboratory testing in diagnosing, evaluating, monitoring and treating diseases and other medical conditions. Dynacare provides clinical laboratory testing services either directly through its wholly-owned laboratories or through partnerships which Dynacare forms with major local hospitals and academic medical centers.

         Since entering the clinical laboratory testing market in the United States in 1993, Dynacare has grown to become a significant provider of clinical laboratory testing services in a number of regions. Dynacare's U.S. revenues grew at a compound annual growth rate of 39% for the five-year period ended

December 31, 2001 as a result of strong internal growth, combined with growth generated by 21 acquisitions and the commencement of five joint ventures or partnerships with hospitals. In the United States, Dynacare currently operates 22 central laboratories, 84 rapid response laboratories and 172 patient service centers, which Dynacare owns directly or through its partnerships. Dynacare is positioned as a multi-regional provider with a major presence in four integrated regions in the United States: the Southeast, which is comprised of Alabama, Mississippi and Northern Florida; the Southwest, which is comprised of Louisiana, Arkansas, Texas, Oklahoma and Missouri; the Northwest, which is comprised of Oregon, Utah, Alaska, Wyoming, Colorado, Idaho, Montana and the state of Washington; and the Midwest, which is comprised of Wisconsin and Illinois. Additionally, Dynacare has operations in New York, Pennsylvania and Tennessee.

         In Canada, Dynacare operates in the provinces of Ontario and Alberta through two partnerships. Dynacare's operations in these provinces include four central laboratories, 31 rapid response laboratories and 130 patient service centers. Through Dynacare's partnership in Ontario, Dynacare has an estimated 31% share of the Ontario independent clinical laboratory testing market. Through Dynacare's partnership in Alberta, Dynacare has an estimated 60% share of the Northern Alberta market.

         Dynacare processed approximately 14 million requisitions during the year ended December 31, 2001. For the year ended December 31, 2001, Dynacare had net revenues of $402.4 million and net earnings of $11.7 million.


THE CLINICAL LABORATORY TESTING INDUSTRY

Overview

         Clinical laboratory testing is critical to the delivery of quality healthcare to patients. Clinical laboratory tests are used generally by physicians to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions through the measurement and analysis of chemical and cellular components in blood, other body fluids and tissues. Clinical laboratory tests are frequently ordered as part of physician office visits and hospital admissions. According to Washington G-2 Reports, a clinical laboratory industry periodical, approximately 94% of all clinical laboratory tests ordered are considered routine and can be performed by most clinical laboratories. More specialized tests, commonly known as esoteric tests, generally require more sophisticated instruments and/or highly skilled personnel, and are typically outsourced to independent clinical laboratories that specialize in such tests.

         Dynacare expects the demand for clinical laboratory testing services in both the United States and Canada to increase in the future as a result of several factors, including:

         o        the general aging of the North American population;

         o advances in specialized equipment and cost efficiencies, which have made clinical laboratory testing available to a broader market;

         o an expanded base of scientific knowledge, which has led to the development of more sophisticated tests;

         o greater awareness by physicians and patients of the value of clinical laboratory testing as a cost effective means of disease detection and treatment monitoring;

         o increased testing for high risk diseases, such as HIV/AIDS and hepatitis; and

         o advances in genomics facilitating the development of new and more specialized testing.

         The impact of these factors is expected to be partially offset by declines in volume as a result of increased controls over the utilization of laboratory services by Medicare and other third-party payors.

United States

         Dynacare believes that the total U.S. laboratory market in 2001 was approximately $32.0 billion, which includes an estimated $2.0 billion derived from esoteric testing.

         The industry can be categorized into three broad types of laboratory providers:

         o        hospital-based laboratories;

         o        independent clinical laboratories; and

         o        physician office laboratories.

         Dynacare believes that in 2001 approximately 63% of the clinical testing revenues in the United States was derived by hospital-based laboratories, approximately 26% was derived by independent clinical laboratories and approximately 11% was derived by physicians in their offices.

         The clinical laboratory testing business in the United States is highly fragmented. Consolidation in the industry has occurred, and Dynacare believes consolidation will continue due to the following factors:

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

         o legislative initiatives, such as restrictions on physician referrals to physician-owned laboratories; and

         o the growth of managed healthcare, which requires efficient, low cost testing services.



Canada

         Dynacare estimates that the Canadian clinical laboratory testing market was approximately $1.6 billion in 2001, with hospital laboratories performing approximately two-thirds of total clinical laboratory testing and the balance performed by independent clinical laboratories. Dynacare operates in the provinces of Ontario and Alberta, which account for approximately 51% of Canada's clinical laboratory testing revenues.

         The Canadian clinical laboratory testing market consists of two primary segments:

         o        public hospital-based laboratories; and

         o        independent clinical laboratories.

         The Canadian clinical laboratory testing industry operates in an environment characterized by significant government regulation and reimbursement control, as a substantial majority of clinical laboratory testing procedures are covered by government healthcare plans. Fees paid to independent clinical laboratory testing service providers in Canada are administered by the respective provincial governments and are effectively controlled through a variety of mechanisms.

         Through its partnership in Ontario (Ontario Partnership), Dynacare provides clinical laboratory testing services to physicians in an environment where reimbursement is largely fixed on an annual basis. In addition, competition in Ontario is limited as clinical laboratories must be licensed by the Ontario Ministry of Health and Long-Term Care.

         Through its partnership in Alberta (Alberta Partnership), Dynacare provides clinical laboratory testing services to physicians, clinics and hospitals in Alberta pursuant to contracts with regional health authorities. Competition is also limited, as the Alberta Partnership is the only independent provider of clinical laboratory testing services in Northern Alberta.


DYNACARE'S STRATEGY

         Dynacare's objective is to be a leading provider of clinical laboratory testing services in selected regional markets by focusing on the following key strategic elements:

Enhance Dynacare's Market Position in Existing Regions

         Dynacare intends to further develop its position in the regional markets in which it currently operates in three ways.

         o Increased sales efforts - Dynacare believes it has established a strong and identifiable brand in each region, where it offers state-of-the-art diagnostic services, supported by cutting-edge information technology. This allows Dynacare to promptly report results with minimum reliance on air transport. With Dynacare's local presence in the markets it services, Dynacare is able to provide prompt support and information to physicians. Dynacare employs experienced sales and marketing personnel who emphasize these attributes in marketing Dynacare's services. Without giving effect to any revenue growth attributable to acquisitions and new partnerships and excluding revenues from long-term hospital contracts, Dynacare's revenues in the United States have grown approximately 7.1% for the year ended December 31, 2001, primarily through the addition of new customers and increased testing volumes.

         o Pursue fold-in acquisitions - Dynacare expects to continue to make selective acquisitions of smaller laboratories and to improve laboratory efficiency and profitability by combining the acquired operations with its existing laboratory operations. This enables Dynacare to expand within existing regions and to strengthen its position in the local markets that it serves. During the five year period ended December 31, 2001, Dynacare made 17 fold-in acquisitions.

         o Realize operating efficiencies - As Dynacare grows and establishes its regional operations, it seeks to continue to realize operating efficiencies by consolidating certain of its regional operations and by other cost management initiatives. For example, Dynacare is currently in the process of consolidating laboratory operations in its Southwest Region and has undertaken materials management initiatives on a company-wide basis with a view to decrease its materials cost per requisition.

Expand into New Attractive Regional Markets

         Dynacare targets expansion opportunities in new regions where it believes that market size, demographics, payor mix, competition and other factors will allow Dynacare to become a significant and profitable regional provider of laboratory services. Dynacare enters into selected new regional markets through either strategic acquisitions or partnerships. Dynacare prefers to enter markets adjacent to its existing regions as this allows Dynacare to leverage its existing infrastructure. Due to the fragmented nature of the clinical laboratory testing industry, Dynacare believes opportunities exist to selectively acquire additional clinical laboratories and enter into partnerships on terms favorable to Dynacare.

Pursue the Hospital Market

         The hospital market constitutes approximately 63% of the $32.0 billion U.S. clinical laboratory business. Dynacare intends to continue to pursue this segment of the market by establishing relationships with leading hospitals as follows:

         o Form partnerships with hospitals - Dynacare believes that its partnership model is a cost-effective means of expanding into new markets. Dynacare gains access to an existing, fully equipped and staffed clinical laboratory within its partner hospital for a small initial investment. By marketing its services in the local community, Dynacare expands the volume of testing performed in the hospital laboratory and leverages its fixed costs, thereby maximizing profit on incremental testing volume.

                  Dynacare is able to compete effectively for community based testing business by marketing clinical laboratory testing services to physicians, clinics and other healthcare providers in the community, capitalizing on the hospital's reputation and relationships with its network of affiliated physicians. Dynacare believes the desire of hospitals to control costs and participate in the revenue and profitability of community-based business will lead other hospitals to consider its partnership model.

         o Obtain long-term exclusive laboratory services contracts with hospitals - An integral component of Dynacare's growth strategy is to secure, through its partnerships and wholly-owned operations, long-term exclusive contracts to provide all of a hospital's clinical laboratory testing requirements. These contracts provide Dynacare with a stable base of revenues and cash flows upon which Dynacare builds its regional operations. For the year ended December 31, 2001, long-term hospital contracts accounted for approximately 19% of Dynacare's total revenues in the United States.

Grow Esoteric Testing Capability

         Dynacare believes that esoteric testing is the fastest growing segment of the clinical laboratory testing market. In November 2000, Dynacare launched Dynagene, its center for genetic and esoteric testing and counseling. Dynacare will continue to expand its esoteric testing capabilities to enhance its services to its existing clients, to attract new clients and to internalize and reduce testing currently out-sourced to other esoteric laboratories.


LABORATORY TESTING OPERATIONS AND SERVICES

         Dynacare currently operates 26 central laboratories, 115 rapid response laboratories, and 302 patient service centers. Central laboratories are Dynacare's major laboratories, which have a full complement of testing capability. Rapid response laboratories are smaller laboratories which have the ability to perform a limited number of routine tests that must be processed and reported to a physician immediately. A patient service center is a facility in a medical building or other appropriate location to collect specimens from patients.

         Specimens are collected from physicians' offices, hospitals, clinics and Dynacare's patient service centers by its own courier system (or, in some cases, independent couriers) and delivered to Dynacare's central laboratories or rapid response laboratories, as appropriate. Dynacare processed approximately 14 million requisitions during the year ended December 31, 2001. Patient specimens are accompanied by a requisition or test request which can be in paper or electronic form. The information on the requisition, which is provided by the physician and patient, includes the tests to be performed and provide all of the information necessary for billing purposes.

         When the specimens arrive at one of Dynacare's laboratories, the information from the requisition form is entered into Dynacare's laboratory system, the testing is completed and results of the tests are produced. All routine testing can be completed generally within 24 hours. The test results are available for distribution to the physician or customer within this timeframe. Most of Dynacare's testing equipment is interfaced with its information systems. Test results can be provided to Dynacare's customers in any method selected by the customer, including hard copy, electronic transmission to the physician or customer's office, printing on a remote printer or through the internet.

         Dynacare currently offers more than 1,000 different clinical laboratory tests or procedures. In the clinical laboratory testing industry, tests are generally categorized as routine or esoteric. A routine test is generally a higher volume test that is usually capable of being performed and reported within 24 hours and is typically performed by automated testing equipment. Routine tests generally provide information to physicians to assist them in determining the existence or absence of diseases or abnormalities.

         Esoteric tests are generally more complex tests that are performed less frequently than routine tests and require more sophisticated technology and/or more highly skilled personnel. Esoteric tests are generally ordered when a physician requires additional information to confirm a diagnosis, establish a prognosis or develop a plan of therapy or treatment. Esoteric tests often become routine as volumes increase and new technology and/or instruments make the testing cost-effective and less complex. Through Dynagene, Dynacare has the capability to perform, and does perform, many esoteric tests. Dynacare continually reviews the volumes of esoteric tests referred out and new testing technologies with a view to performing the test in-house if it becomes cost-effective. Dynacare will continue to refer low volume or extremely specialized tests to outside esoteric clinical testing laboratories, as it is not cost-effective for Dynacare to perform the testing in-house.


ACQUISITIONS AND PARTNERSHIPS

         Dynacare has developed its network of regional laboratories primarily through acquisitions and partnerships. Dynacare pursues opportunities in markets where it believes it can establish a significant regional presence, with a reputation for trusted, quality service, and compete effectively with both national and local laboratory service providers. Dynacare generally acquires the laboratory assets (usually excluding receivables) and operations and leases the facilities.

United States

         Dynacare has completed the following acquisitions and partnerships since entering the U.S. market in October 1993:

                        Date of                                                           Acquisition or
Location                Transaction         Entity                                         Partnerships
----------------------  ------------------  --------------------------------------------  ----------------------------
Alabama
-------
  Muscle Shoals         December 2000       Shoals Laboratory                             Acquisition
  Birmingham/           March 2000          LabSouth                                      Acquisition
   Montgomery

Arkansas
--------
  El Dorado             December 2000       Accu-Path Laboratory                          Acquisition

Illinois
--------
  Chicago               June 2001           IMMC Laboratories                             Acquisition
  Chicago               July 2001           Almar Molay                                   Acquisition

Louisiana
---------
  Monroe                July 1999           Bayou Laboratory                              Acquisition
  Baton Rouge           December 1997       Louisiana Reference Laboratory                Acquisition (1)

Mississippi
-----------
  Gulfport              July 1999           SouthCoast Pathology Services                 Acquisition
  Meridian              June 1999           Medical Pathology Laboratory                  Acquisition
  Jackson               February 1999       Clinical Pathology Laboratory                 Acquisition

New York
--------
  Schenectady           August 1996         Ellis Hospital                                Partnership (1)(2)

Oklahoma
--------
  Oklahoma City         March 2001          Medical Arts Laboratory                       Acquisition

Pennsylvania
------------
  Pittsburgh            December 2000       Allegheny Hospital                            Partnership (1)(2)

Tennessee
---------
  Knoxville             August 1999         University Health Systems                     Partnership (1)(2)

Texas
-----
  Beaumont              June 2001          MEDSTAT Laboratories                           Acquisition
  San Antonio           May 2000           CHRISTUS Santa Rosa HealthCare                 Acquisition
  Midland               April 2000         West Texas Pathology Laboratory                Acquisition
  Houston               December 1999      Laboratories for Genetic Services              Acquisition
  Texarkana             July 1999          Doctors Diagnostic Laboratory                  Acquisition
  Brownsville           April 1999         Central Diagnostic Management                  Acquisition
  San Antonio           February 1999      Accufast Diagnostic Laboratory                 Acquisition
  Houston               March 1996         Kelsey-Seybold Clinic                          Acquisition
  Houston               September 1995     Memorial Hermann Hospital                      Partnership/Acquisition (3)

Washington
----------
  Bremerton             December 2000      Olympic Laboratory                             Acquisition (1)
                                           Pacific Hospital Preservation & Development
  Seattle               November 1997      Authority                                      Acquisition
  Seattle               February 1995      Laboratory of Pathology                        Acquisition (1)



                        Date of
Location                Transaction        Entity                                         Acquisition or Partnerships
----------------------  -----------------  ---------------------------------------------  ----------------------------
  Mt. Vernon            March 1994         Skagit Valley Laboratories                     Acquisition (1)

Wisconsin
---------
  Milwaukee             August 1997        Froedtert Health Systems                       Partnership (1)(2)

Wyoming
-------
  Casper                April 1999         Central Wyoming Medical Laboratory             Acquisition
  Cheyenne              October 1993       Clinical Laboratories Cheyenne                 Acquisition  (1)

-----------
(1) Laboratory testing services include services provided under long-term contract with a hospital.
(2)      50/50 partnership
(3) Dynacare commenced a partnership with Hermann Hospital (subsequently merged with Memorial) in September 1995 and entered into a contract to provide all laboratory services to Hermann Hospital. The contract with Hermann Hospital, which expired on September 30, 2000, was not renewed as described elsewhere. In addition, on October 31, 2001, Dynacare acquired the remaining 50% partnership interest in the Memorial Hermann partnership (Texas Partnership) from Memorial Hermann.

Acquisitions

         Dynacare pursues strategic acquisition opportunities in new markets that allows it to:

         o acquire operations with full service capabilities and the capacity to accommodate additional test volumes;

         o enter laboratory markets which are large enough to support a fully functioning laboratory and do not have entrenched competition or a high degree of managed care;

         o enter into long-term contracts to provide laboratory services to hospitals; and

         o focus on markets adjacent to Dynacare's existing regions in order to leverage its existing infrastructure.

         Dynacare also pursues smaller "fold-in" acquisition opportunities in existing markets that allow Dynacare to:

         o improve laboratory efficiency and profitability by combining the acquired operations with its existing operations; and

         o        strengthen its market penetration in that region.

         Dynacare proactively identifies acquisition targets as well as responds to proposals to sell laboratory operations. It has generally taken 6 to 12 months between initial contact with an acquisition candidate and the consummation of a transaction. After a potential acquisition has been identified, Dynacare undertakes a due diligence review of the candidate's operations and the region within which it is located. Dynacare's personnel conduct a formalized review of all aspects of the candidate's operations, including an assessment of the local market and the candidate's competition, payor billing mix, compliance, litigation and capital requirements. During the course of Dynacare's due diligence review, Dynacare prepares an operating plan, identifies opportunities for increased operating efficiencies and assesses overall productivity and management information systems. Following consummation of an acquisition, in appropriate circumstances, Dynacare endeavors to retain key personnel from the acquired entity to ensure its continued effective operation. Dynacare typically obtains non-competition covenants from the sellers.

Partnerships

         Dynacare had established five partnerships in the U.S. With the acquisition of the remaining 50% partnership interest in the Texas Partnership, only four of these continue to operate as partnerships. Dynacare's partnership model is based on the establishment of a new 50/50 partnership with a hospital. The partnership purchases the hospital's laboratory assets and any existing community-based business, and enters into a long-term contract to be the hospital's exclusive provider of all clinical laboratory testing services for the hospital's inpatients and registered outpatients. The partnership also contracts with the hospital's pathology group to provide medical oversight to the partnership. Dynacare receives a management fee for managing the partnership. The partnership then seeks to increase its revenues and profitability by marketing laboratory services to physicians, clinics and other healthcare providers in the community. Through the partnership, Dynacare gains access to an existing, fully equipped and staffed clinical laboratory and to an established physician and payor network associated with the hospital partner.

         Dynacare's partnership business model allows it to enter a new region with a smaller capital investment than an acquisition might otherwise require. Dynacare competes for community-based testing business and generates a management fee for managing the partnership. Dynacare's hospital partner benefits from this arrangement by reducing and controlling the costs of laboratory testing for inpatients and registered outpatients through its long-term contract with the partnership and by sharing in the profits generated by the partnership.

         The Texas Partnership, which commenced operations in 1995 and reflected Dynacare's partnership model and strategy, successfully grew from a hospital based laboratory in 1995 to a laboratory with a significant community outreach business. In 2000, this partnership completed a transition which included the following elements:

         o as a result of the merger of the Hermann Hospital with Memorial System, the Texas Partnership's laboratory services agreement with Hermann Hospital was not renewed upon its expiration in September 2000. The contract accounted for approximately $9.0 million of Dynacare's revenues on an annualized basis;

         o the Texas Partnership relocated its laboratory operations from the Hermann Hospital to a new 66,800 square foot facility in Houston, Texas; and

         o the geographic market of the Texas Partnership was expanded and accordingly on October 1, 2000, Dynacare sold several wholly-owned smaller laboratory operations in Texas to the partnership for the value of Dynacare's original investment in these operations.


         On October 31, 2001, Dynacare acquired Memorial Hermann's remaining 50% partnership interest in the Texas Partnership. The consideration for the acquisition was a cash payment of $2.0 million on closing, with payments of $0.5 million to be made on each of the first and second anniversaries of the closing and an assumption of net short-term liabilities of $4.2 million. This acquisition facilitates Dynacare's strategy of consolidating its Southwest region, which consists of Louisiana, Arkansas, Oklahoma and Texas, to better leverage its infrastructure and maximize operating efficiencies. Dynacare's relationship with Memorial Hermann will continue as it extends clinical laboratory testing to certain medical and physician facilities affiliated with Memorial Hermann.

Canada

Acquisitions

         Between 1988 and 1992, Dynacare's Canadian laboratory operations grew rapidly as a result of the acquisition of 12 laboratories. These 12 laboratories were consolidated into Dynacare's three laboratory operations in Ontario and its laboratory in Alberta.

Partnerships

         In 1995, Dynacare formed a partnership with two of its major competitors in Northern Alberta, creating a single clinical laboratory testing business with one central laboratory. This partnership, in which Dynacare holds a 43% interest, was formed in response to the Alberta government's reduction of healthcare funding and changes in healthcare delivery. Through the consolidation of operations into one central laboratory and the implementation of other changes, the partnership has been able to mitigate the impact of the funding reductions.

         In 1997, Dynacare formed a partnership in Ontario with two other independent clinical laboratory testing providers. Dynacare's interest in the partnership is approximately 73%. Dynacare's objective in entering into the partnership was to generate cost savings, primarily from the consolidation of the operations of one of the other providers into Dynacare's Toronto laboratory operations and consolidating the respective specimen collection networks.


SALES AND MARKETING

         Dynacare's sales and marketing efforts in the United States are coordinated through over 70 regional marketing representatives and over 60 customer service representatives. Dynacare focuses on attracting and retaining high quality sales and marketing staff through attractive compensation incentive programs.

         The stability of the Ontario and Alberta markets allows Dynacare to focus its sales, marketing and customer service efforts in Canada on servicing its existing physician base and pursuing non-government work, including substance abuse testing and clinical trials.

         Dynacare seeks to educate its customers through its sales, marketing and customer service efforts. Comprehensive service manuals are supplied to its customers, and local customer service representatives monitor customer satisfaction and service, answer questions and help resolve problems.


CUSTOMERS AND PAYORS

United States

         In many instances in the United States, testing services are billed to a payor other than the customer who ordered the test, depending upon a patient's medical benefits and insurance coverage. Dynacare's principal payors include hospitals, the individual physicians and clinics, Medicare and Medicaid, patients and third party insurance companies. Dynacare's customers include the following:

Hospitals

         Dynacare provides laboratory testing services to hospitals on an exclusive basis through nine long-term contracts. Six of these contracts are capitated contracts where Dynacare's fees are typically based on the number of adjusted hospital admissions. These contracts also provide for certain adjustments to mitigate the risks of changes in test utilization and complexity. The other three contracts are on a fee-for-service basis. In addition, Dynacare provides reference testing services to hospitals on a fee-for-service basis. Of the long-term contracts, Dynacare's contract with Swedish Medical in Seattle generates the highest revenues, accounting for approximately 6% of Dynacare's U.S. (4% of its overall) revenues for the year ended December 31, 2001.

Physicians and clinics

         Physicians requiring testing for patients who are not covered by a managed care contract generate a significant portion of Dynacare's clinical laboratory testing business. Dynacare bills the appropriate party who may be (i) the physician who requested the testing, (ii) the patient or (iii) a third party who pays on behalf of the patient, such as an insurance company, Medicare or Medicaid. Dynacare bills the majority of its customers on a fee-for-service basis. Dynacare's fees to physicians are based on a negotiated customer fee schedule. Fees billed to patients are based on a separate patient fee schedule, which may be subject to limits imposed by the physicians themselves or by third-party payors. Medicare and Medicaid billings are based on fee schedules authorized by government agencies.

Employers and other institutions

         Dynacare provides testing services to government agencies and to large employers, including testing for substance abuse, occupational exposures and comprehensive wellness programs. Dynacare also performs a variety of reference tests for other clinical laboratories, including hospital laboratories that do not have a full range of testing capabilities.

Third party insurance companies

         Certain of these organizations may contract with a limited number of clinical laboratories for their members and instruct participating physicians to use these laboratories for their testing.

         The following table provides an estimate, on a percentage basis, of Dynacare's clinical laboratory testing revenues for its U.S. laboratory operations for the year ended December 31, 2001 applicable to each payor group, and the estimated volume of requisitions associated with each group:

                                     Requisition
                                     volume as a             Revenues as a %
Payor                             % of total volume         of total revenues
-------------------------------------------------------------------------------

Physicians and clinics                30%-- 35%                 20%-- 25%
Medicare and Medicaid                 20%-- 25%                 15%-- 20%
Patients                              5%-- 10%                  10%-- 15%
Third party insurance companies       15%-- 20%                 20%-- 25%
Hospitals                             15%-- 20%                 15%-- 20%
-------------------------------------------------------------------------------


Canada

         In the provinces of Ontario and Alberta, tests are ordered by physicians, while approximately 90% of testing performed by Dynacare is paid for by government agencies. The remaining approximate 10% of testing is performed on a fee-for-service basis for a variety of private payors for the purposes of: (i) substance abuse testing, (ii) clinical trials and (iii) various non-government funded tests.


BILLING

         Due to the significantly different make-up of payors in the United States and Canada, the nature of the billing processes is also very different.

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

         o complex compliance requirements such as medical necessity documentation; and

         o        the existence of co-pays and deductibles.

         Approximately 81% of Dynacare's U.S. revenues for the year ended December 31, 2001 was billed to various payors and, like other laboratories in the industry, Dynacare is impacted by these factors. The balance of Dynacare's revenues was billed on a monthly basis to hospital's pursuant to long-term contracts. The hospitals in turn bill their various payors for the laboratory services. Because Dynacare's payment from the hospital's is not dependent on the hospital's billing and collection process, Dynacare receives regular monthly payments from the hospitals and experiences virtually no bad debts from its hospital customers.

         A significant portion of Dynacare's bad debt expense with respect to the non-hospital revenues is the result of issues that are not credit related, primarily missing or incorrect billing information on requisitions. Dynacare performs the requested tests and reports test results regardless of missing or incorrect billing information. Subsequent to performing the test, Dynacare attempts to obtain the required information. This missing or incorrect information slows the billing process, creates backlogs of unbilled requisitions and increases the aging of Dynacare's accounts receivable.

         During 1999, Dynacare installed three new billing systems and upgraded three existing billing systems. As a result, Dynacare's billing workflow was interrupted. This, in turn, resulted in an increase in Dynacare's days sales outstanding, or DSOs.

         Dynacare continues to focus on the billing area, with an objective of reducing DSOs. Steps taken in this regard include:

         o strengthening Dynacare's billing management and staff by recruiting experienced billing personnel;

         o continued training of Dynacare's staff and customers to provide complete and accurate billing information on the ordering of a test;

         o installing and increasing the number of electronic billing interfaces with Dynacare's payors; and

         o        creating an incentive program for both management and staff.

         These steps have resulted in a reduction of Dynacare's DSOs in the United States from 93 days at December 31, 1999 to 72 days as at December 31, 2001.

Canada

         Dynacare bills government agencies in Ontario and Alberta for approximately 90% of its Canadian revenues. DSOs tend to be in the 40-46 day range, and bad debts are immaterial.


INFORMATION TECHNOLOGY

         Dynacare believes that its information systems play an integral role in managing its operations and controlling its costs. Dynacare's information systems perform a variety of functions in areas such as order entry and delivery of test results, accounts receivable, billing, finance, human resources and other administrative areas.

United States

         The significant growth that Dynacare has experienced in the United States through its acquisitions and partnerships has necessitated continued expansion and upgrading of Dynacare's information technology infrastructure. To manage this growth, to achieve greater consistency across operations and to recognize economies of scale, Dynacare has embarked on a number of strategic initiatives over the past three years.

         The first initiative was to centralize Dynacare's information technology management, development and support in Dallas, Texas, which is under the control of Dynacare's Chief Information Officer. Dynacare expanded the number of specialized information technology professionals, which decreased Dynacare's reliance on external resources to enhance and support its key systems.

         Dynacare standardized its billing and accounts receivable functions. Currently all of Dynacare's operations utilize the Antrim billing application system. The system is implemented at multiple sites which provide for back-up and disaster recovery and is fully supported by Dynacare's own in-house resources. Dynacare believes this standardization has several benefits including:

         o        enhanced billing accuracy and consistency;

         o efficient use of Dynacare's resources to increase functionality and flexibility;

         o        efficient electronic submissions of claims;

         o        improved customer service; and

         o enhanced management oversight of regulatory and compliance requirements.

         Dynacare integrated a series of stand-alone laboratory information systems into a network of systems which enables it to communicate test orders and results among Dynacare's various laboratories in the United States and between Dynacare's laboratories and many of Dynacare's customers and payors. Additionally, Dynacare's laboratories are capable of transferring testing between Dynacare's various facilities in order to maximize efficiency.

         Dynacare developed and installed in all of its regions a web-based, secure, diagnostic reporting capability that allows authorized clients to view their patient results "any time" and "anywhere" and also provides them with the ability to exchange the information instantly and electronically with other physicians for consultation.

Currently Dynacare is:

         o developing Web-based ordering and enhancing result delivery capabilities;

         o deploying centralized and standardized electronic data interchange between Dynacare's operations and various customers' and payors, to enable it to transfer laboratory test data as well as financial data from their respective information systems to its own;

         o rolling out centralized electronic claims processing with Dynacare's clearing house partner; and

         o implementing a highly specialized esoteric laboratory information system to integrate Dynagene into Dynacare's existing corporate network.

         Dynacare expects to continue to implement advanced information technologies and extend its local and wide area networks and integrate these systems into its existing corporate network. This enables Dynacare to respond to its customers' needs more rapidly and efficiently. Finally, Dynacare is developing systems solutions to rapidly and effectively integrate new operations within its network.

Canada

         Many of the laboratory information, accounting and other support systems requirements in the Canadian clinical laboratory testing industry are similar to those in the United States. However, billing system requirements in Canada are less complex than those in the United States because the government is responsible for approximately 90% of Dynacare's Canadian revenues.

         Dynacare's management information systems in Ontario operate on a common platform and continue to meet the laboratory information, test result reporting and billing requirements in the Ontario laboratory industry environment.

         In Alberta, Dynacare utilizes the Sunquest laboratory information system, which is a subsystem of an overall healthcare information system operated by the Capital Health Authority and is made available to Dynacare under a long-term laboratory service agreement.


COMPLIANCE PROGRAM

         In 1997, Dynacare adopted and implemented a comprehensive, company-wide corporate compliance program in the United States. Its objective was to educate and train employees to ensure the observance of all applicable laws, regulations and general corporate policies. Dynacare's program was structured following the guidance of the Office of the Inspector General of the U.S. Department of Health and Human Services and includes a full-time compliance officer, an ethics and business code of conduct, employee education and training programs and an internal system for auditing and monitoring programs. Dynacare believes that it is in compliance in all material respects with all statutes, regulations and other requirements applicable to its clinical laboratory testing operations. The clinical laboratory testing industry, however, is subject to extensive and continuously evolving regulation, and many of these statutes and regulations have not been interpreted by the courts. Consequently, Dynacare cannot provide assurance that it is and will continue to be in material compliance with these requirements. Failure to comply with these requirements could have a material adverse effect on Dynacare's business.

QUALITY ASSURANCE

         Dynacare considers the quality of its testing services to be of critical importance and has comprehensive quality assurance programs in all of its laboratories and specimen collection centers.

United States

         In addition to external inspections and proficiency programs mandated by the Centers for Medicare and Medicaid Services (CMS), formerly the Health Care Financing Administration (HCFA), under the Clinical Laboratory Improvement Amendments, each testing laboratory has additional systems and procedures in place to measure and monitor quality assurance.

         Dynacare's quality control program is designed to assure the day-to-day validity of its laboratory results. Known control material is run with each group of patient samples, and the control values must fall within Dynacare's acceptable range for the release of patient samples included in this testing group. Whenever possible, at least two levels of controls are run with each test, covering both the normal and abnormal ranges for the test. These controls also serve as internal markers to monitor day-to-day testing reproducibility.

         Dynacare's major U.S. laboratories are accredited by the College of American Pathologists, or CAP, for clinical and anatomic pathology services, and two facilities are certified by the Substance Abuse and Mental Health Services Administration to perform forensic drug testing. Accreditation is achieved by passing internal or external inspections that assess all aspects of laboratory testing.

         Dynacare's U.S. laboratories also participate in one or more federal, state or independent proficiency-testing programs, such as that administered by the CAP. With these programs, Dynacare analyzes "blind samples", reports back to the agency and is graded against strict federal standards during which Dynacare's results are evaluated against the results of other laboratories in these nationwide peer group comparisons. Dynacare continuously reviews its proficiency test performance results.


Canada

         All of Dynacare's major Canadian laboratories are inspected and accredited by the CAP for clinical and anatomical pathology services. In addition, Dynacare's laboratories in the Province of Ontario are licensed, inspected and accredited in accordance with Provincial Legislation by a branch of the Ministry of Health and Long-Term Care. A requirement of this legislation is participation in the Laboratory Proficiency Testing Program, administered by the Ontario Medical Association. In Alberta, the College of Physicians and Surgeons administers both the laboratory licensing function and laboratory accreditation functions. It also administers an inspection program which is similar to that of the CAP.

         Dynacare's drug testing laboratories in Ontario and Alberta are also accredited by the Substance Abuse and Mental Health Services Administration for performing forensic drug testing. Only one other such accredited laboratory exists in Canada.

COMPETITION

         Dynacare believes that, in selecting a clinical laboratory, healthcare providers, in the United States and Canada often consider a number of factors, including the following:

         o        reputation in the medical community;

         o        service capability and quality;

         o accuracy, timeliness and consistency in reporting test results;

         o        number and type of tests performed by the laboratory;

         o number, convenience and geographic coverage of patient service centers; and

         o        pricing.

         Dynacare believes that it competes favorably in each of these areas. In addition, Dynacare believes it is well-positioned in each of its targeted markets due to its existing laboratory operations, partnership model and its exclusive, long-term hospital contracts which enhance Dynacare's market penetration and overall regional presence in these markets.

United States

         The clinical laboratory testing business in the United States is highly competitive and fragmented and has undergone significant consolidation. Dynacare competes on a regional and local basis with several independent clinical laboratories as well as with laboratories owned by physicians and hospitals. According to CMS, there are approximately 4,900 independent clinical laboratories in the United States, which generally fall into two categories. The first category is comprised of smaller, local laboratories that generally offer fewer tests and have limited financial resources. The second category, which includes Dynacare's laboratories, is comprised of larger regional or national laboratories that provide a broader range of tests and services. There are currently two large national independent clinical laboratories: Quest Diagnostics Incorporated, which during 1999 purchased SmithKline Beecham's clinical laboratory testing business, and Laboratory Corporation of America Holdings.

         Some of Dynacare's competitors have substantially greater financial and other resources and larger, more established marketing, sales and laboratory organizations than Dynacare. Dynacare may not be able to continue to compete successfully with these larger competitors in the regional markets that it serves. Furthermore, Dynacare may not be able to continue to compete effectively with these organizations for acquisitions. If Dynacare is unable to continue to make acquisitions, its ability to continue to grow would be significantly reduced.


Canada

         The Canadian laboratory services industry operates in an environment where competition is limited due to the nature of the governmental regulation and reimbursement systems. In the markets Dynacare serves, the other major providers of laboratory services are independent clinical laboratories with MDS Inc. and Canadian Medical Laboratories Limited being the most significant and hospital based laboratories.


INSURANCE

         Dynacare maintains liability insurance (subject to maximum limits) for claims, which may be substantial, that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results. Although coverage may not be adequate to cover all future exposure, Dynacare believes that the present levels of coverage are adequate to cover currently estimated exposures. Dynacare believes that it will be able to obtain adequate insurance coverage in the future, but it may not be able to obtain such coverage at an acceptable cost or avoid incurring significant liabilities in excess of policy limits.

EMPLOYEES

         As of December 31, 2001, Dynacare's U.S. clinical laboratory testing operations employed approximately 4,200 full-time equivalent personnel, and Dynacare's Canadian laboratory operations employed approximately 2,200 full-time equivalent personnel. Approximately 1,050 of Dynacare's personnel are currently represented by collective bargaining units. Dynacare considers its relations with its employees to be good.


REGULATIONS


United States

         The U.S. clinical laboratory testing industry is subject to significant governmental regulation at the federal, state and local levels. Virtually all clinical laboratories, including those that Dynacare operates, are required to be certified or licensed under the Clinical Laboratory Improvement Amendments of 1988, the Medicare and Medicaid programs, and various state and local laws, and may be subject to periodic inspections by regulatory agencies. Dynacare is also subject to licensing and regulation under federal, state and local laws relating to the handling and disposal of medical specimens and infectious and hazardous materials as well as the safety and health of laboratory employees. Potential sanctions for failure to comply with these regulations include the denial of the right to conduct business, significant fines and criminal penalties. As part of an effort to contain the growth of federal costs for clinical laboratory testing services, several federal agencies including the Federal Bureau of Investigation, the Office of the Inspector General of the U.S. Department of Health and Human Services, the Center for Medicare and Medicaid Services (CMS) and the Department of Justice have devoted increased governmental resources to investigations aimed at the appropriateness of testing as well as fraudulent and abusive conduct by service providers. Criminal conviction or successful prosecution of a civil fraud or false claims action can result in substantial fines and penalties as well as exclusion from the Medicare and Medicaid programs.

         Over the past several years, CMS has taken several measures to reduce utilization of clinical laboratory testing and to ensure that, with certain limited exceptions, Medicare does not pay for tests that are ordered for screening purposes only. Since 1995, all Medicare carriers have begun to require clinical laboratories to submit documentation supporting the medical necessity for many commonly ordered tests, as judged by ordering physicians.

         Further, federal legislation has reduced ceilings on Medicare reimbursement to clinical laboratories to 74% of the 1984 national median effective January 1, 1998 (84% on January 1, 1994; 80% on January 1, 1995; and 76% on January 1, 1996) and consumer price index adjustments have been eliminated until at least 2002.

         CMS previously had permitted payment for all tests contained in a chemistry panel when at least one of the tests in the panel was "medically necessary". However, since 2000, CMS recognizes only the American Medical Association approved panels requiring specific diagnoses to justify medical necessity on individual tests ordered within these specific panels. Patients may be billed for laboratory tests that are deemed as not "medically necessary" (e.g., limited coverage tests for which an approved diagnosis code is not provided by the ordering physician) if the patient signs an advance beneficiary notice. However, since the majority of Dynacare's requisitions are filled out by physician customers, Dynacare cannot mandate the proper use of the advance beneficiary notice.

         Certifications or licenses are required by various state and local laws. An important accreditation for any U.S. clinical laboratory is by the College of American Pathologists. All of Dynacare's major laboratories in the United States are accredited by CAP and have Clinical Laboratory Improvement

Amendments certification except its laboratory in New York State, which is licensed by the state. While neither CAP nor Clinical Laboratory Improvement Amendments accreditation is required in Canada, Dynacare's Ontario (Toronto, Ottawa and London) and Alberta (Edmonton) laboratories are both CAP and Clinical Laboratory Improvement Amendments accredited.

         Specific federal legislation has been enacted to address fraud and abuse in the healthcare industry. The anti-kickback statutes prohibit any offer, payment, solicitation or receipt of any form of remuneration to induce, or in return for, the referral of certain federal or state health program patients or patient care opportunities, or in return for the purchase, lease or order of items or services that are covered by certain federal or state health programs. Violations of the statute can result in the imposition of substantial civil and criminal penalties. In addition, federal law prohibits a physician from referring a patient to an entity with which the physician, or an immediate family member of the physician, has a financial relationship for the provision of eleven designated health services, including clinical laboratory testing services (the "Stark Law"). Although CMS issued regulations in 1995 regarding certain aspects of the Stark Law, on January 4, 2001, CMS issued additional final regulations on the Stark Law, which were subject to a comment period. These regulations are the first phase of a two phase process with remaining regulations to be issued some time in the future.

         Many states have enacted anti-kickback, anti-rebate, anti-fee splitting and other laws, which also govern Dynacare's relationships with customers. For example, Dynacare's laboratory in New York State is subject to certain provisions that are significantly more stringent than federal law on the same matters.

         Federal and state governments are considering additional healthcare legislation and regulation that could result in decreased revenues to clinical laboratories. Over the past few years, CMS has considered whether to seek approval for a demonstration project to determine whether competitive bidding can be used to provide quality laboratory and other medical services at prices below current Medicare reimbursement rates.

         Dynacare is subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as to the safety and health of laboratory employees. In addition, the Federal Occupational Safety and Health Administration (OSHA) has established extensive requirements relating to workplace safety for healthcare employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens, such as HIV and the hepatitis B and C viruses. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. As a result of the Needlestick Safety and Prevention Act, which was enacted in 2000, in January 2001, OSHA promulgated final regulations that revise the blood-borne pathogens standard. In addition, a number of states in which Dynacare conducts business have also recently adopted similar statutes and regulations related to injuries that employees may sustain from contaminated needles and other sharp instruments. Although Dynacare is not aware of any current material non-compliance with such federal, state and local laws and regulations, failure to comply could subject Dynacare to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions.

         The transportation of infectious substances such as clinical laboratory specimens is subject to regulation by the Department of Transportation, the Public Health Service, the U.S. Postal Service, the Federal Aviation Association, the International Civil Aviation Organization and the International Air Transportation Association. All of Dynacare's laboratories are subject to applicable federal and state laws and regulations relating to the biohazard disposal of laboratory specimens, and Dynacare utilizes outside vendors for the disposal of such specimens.

         Drug testing for public sector employees is regulated by the Substance Abuse and Mental Health Services Administration (SAMHSA), which has established detailed performance and quality standards that laboratories must meet in order to be approved to perform drug testing on employees of Federal government contractors and certain other entities. To the extent that Dynacare's laboratories perform this testing, they must be certified as meeting SAMHSA standards. The Drug Enforcement Administration regulates access to controlled substances in drug abuse testing.

         The Health Insurance Portability and Accountability Act of 1996, or HIPAA, governs the portability, privacy and security of electronically transmitted patient data. HIPAA also mandates, among other things, the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Among the standards that the Department of Health and Human Services has adopted (or will adopt in the future) pursuant to HIPAA are standards for the following: electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals; security and electronic signatures; privacy; and enforcement.

         The Department of Health and Human Services has released two rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits, and it establishes standards for the use of electronic signatures. Secondly, the Department of Health and Human Services has released new standards relating to the privacy of individually identifiable health information. These standards not only require Dynacare's compliance with rules governing the use and disclosure of protected health information, but they also require Dynacare to impose those rules, by contract, on any business associate to whom such information is disclosed. Rules governing the security of health information have been proposed but have not yet been issued in final form.

         The Department of Health and Human Services finalized the new transaction standards on August 17, 2000, with compliance required by October 6, 2002. The date for compliance can be delayed until October 16, 2003 if the healthcare entity submits an appropriate HIPAA compliance plan and requests a postponement. Dynacare expects to submit a compliance plan and request the postponement to October 16, 2003. The privacy standards were issued on December 28, 2000, and became effective in mid-April 2001, with a compliance date of April 14, 2003. With respect to the security regulations, once they are issued in final form, Dynacare expects affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with the HIPAA health information practices provisions include criminal penalties and civil sanctions.

         Dynacare expects to conduct its business in substantial compliance with all applicable federal, state and local laws and regulations governing its computer-based operations. However, the impact of regulatory developments affecting the use of electronically transmitted data is complex and difficult to predict, and Dynacare's business could be adversely affected by existing or new regulatory requirements or interpretations.

         Although Dynacare believes that its service offerings address healthcare privacy concerns by providing personalized healthcare information in a secure, private manner, Dynacare cannot provide assurance that it will be able to achieve and maintain compliance with all applicable rules and regulations. Failure to comply could have a material adverse impact on Dynacare's business.

Canada

         The clinical laboratory testing industry is also subject to significant governmental regulation primarily at the provincial level in Canada. In general, laboratory licenses authorize clinical diagnostic laboratories to perform specific tests. The licensing and regulatory requirements relate to, among other matters, the conduct of testing and reporting of results, the handling and disposal of medical specimens and infectious and hazardous waste and other materials, the safety and health of laboratory employees and the proficiency of staff. The clinical laboratory testing industry in Canada is subject to periodic inspections by regulatory agencies. The sanction for failure to comply with licensing requirements and other regulations, including environmental and employee occupational health and safety regulations, may include the revocation of licenses, the denial of the right to conduct business, significant fines and quasi- criminal penalties. The revocation or loss of any of Dynacare's laboratory licenses in Canada would have a material adverse effect on Dynacare.

         Environmental matters including use, storage, handling, discharge, transportation and disposal of hazardous materials (including biomedical and pathological waste, infectious products, chemicals and radioactive materials) are strictly regulated. The provinces have the key role in regulating and issuing licenses and registrations for operations within the province (such as air and water effluent discharges and waste management), and federal regulators also have jurisdiction over, particularly in regard to the transportation of dangerous goods (chemicals or infectious materials, for example), certain defined toxic substances and radioactive substances. Penalties for infractions of environmental regulations have been steadily increasing in Canada in recent years, and emission, discharge and licensing standards have become increasingly stringent.

Ontario

         In Ontario, clinical laboratories must be licensed by the Ontario Ministry of Health and Long-Term Care. There are presently two forms of licenses under which Dynacare operates: laboratory licenses and specimen collection center licenses. Laboratory licenses authorize clinical laboratories to perform specific tests, which vary from license to license. The licenses are issued for one-year terms and are routinely renewed. Certain laboratory tests can only be carried out in hospital laboratories. Specimen collection licenses authorize the collection of specimens, which are then sent to a clinical diagnostic laboratory for analysis. Specimen collection centers are typically located in medical buildings, clinics and other similar facilities. Physicians are entitled to collect specimens without being specifically licensed, but will typically have the specimen tested by a licensed laboratory.

         Dynacare's Ontario laboratories are subject to provincial regulation in respect of occupational health and safety. Laboratory workers are subject to the Healthcare and Residential Facilities Regulation made under the Occupational Health and Safety Act (Ontario), which provides for extensive requirements relating to workplace safety for healthcare employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens, such as HIV and the hepatitis B virus. This regulation, among other things, requires work practice controls, protective clothing and equipment, training, voluntary medical surveillance and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens.

         Dynacare's laboratory operations in Ontario are subject to an agreement with the Ontario government pursuant to which each laboratory service provider has been allocated a fixed share (referred to as a corporate funding cap) of an overall industry funding cap for government reimbursed services. For the year ended December 31, 2001, approximately 72% of Dynacare's Canadian revenues (19% of Dynacare's total revenues) were for services that are subject to the corporate funding cap. Under the agreement, Dynacare does not receive government payments in excess of its annual corporate funding cap, even when Dynacare is required to provide testing services that would otherwise have a value in excess of the cap. Having to provide testing services in excess of Dynacare's annual corporate funding cap could have a material adverse impact on Dynacare's revenues, profitability and financial condition. Should a laboratory service provider perform testing valued below its corporate funding cap in any year, its funding would be reduced to the value of testing actually completed, and the amount of the shortfall would be permanently reallocated to other laboratory service providers as an increase to their share of the corporate funding cap. Although Dynacare has continued to provide testing services in excess of its annual corporate funding cap, Dynacare cannot provide assurance that it will continue to process adequate test volumes to maintain its existing corporate funding cap in the future.

         The Ontario government continues to examine the future of the funding method and the laboratory delivery system in the province, with a longer term view to improving the efficiency and cost effectiveness of laboratory services provided by both the independent and hospital sectors. Dynacare, independently and also through the Ontario Association of Medical Laboratories, is an active participant in addressing these areas and providing input to the Ministry of Health and Long-Term Care.

         The government also has initiated a process in consultation with The Ontario Medical Association, Ontario Hospital Association and the Ontario Association of Medical Laboratories with a view to improve the quality of and access to affordable laboratory service through better coordination of laboratory services provided in each region of Ontario. Currently, the process has commenced in six of nine regions.

Alberta

         In Alberta, clinical laboratory testing services form a part of the practice of medicine and, as such, are regulated by the College of Physicians and Surgeons of Alberta.

         Effective July 1995, the Alberta government implemented a reduction in funding for healthcare services and changed the method of delivery of healthcare services by establishing regional health authorities to receive bloc provincial grants and to be responsible for all healthcare requirements within their regions. In response to these changes, Dynacare formed a partnership with its two major competitors in Northern Alberta to create a single clinical laboratory testing business with one central clinical laboratory. The Alberta Partnership provides clinical testing services to the private sector's traditional physician base and certain of the hospitals, which have traditionally operated their own in-hospital clinical laboratories.

         Dynacare holds a 43% interest in the Alberta Partnership, which has entered into a long-term agreement with the Capital Health Authority in Alberta (encompassing Edmonton) to provide services to the region. In addition, the Alberta Partnership has entered into agreements with several other regional health authorities in northern Alberta. In the aggregate, these agreements provide the Alberta Partnership with a market share of approximately 60% of the clinical laboratory testing market in Northern Alberta. The Alberta Partnership on an annual basis has negotiated reimbursement increases with each of the regional health authorities to reflect cost increases, additional services and increased volumes.

         The Alberta Partnership is subject to provincial legislation and regulation of general application in respect of the environment, privacy of information, healthcare and occupational health and safety. In addition, the Alberta Partnership and its laboratory personnel are subject to requirements under the Occupational Health and Safety Act (Alberta) relating to workplace safety.


DETAILS OF INCORPORATION

         Dynacare was incorporated under the Business Corporations Act (Ontario) in September 1981. In 1992, it acquired all of the shares of its major operating subsidiary, The Dynacare Health Group Inc., and changed its name to Dynacare

Inc. In May 1997, its shareholders approved a plan of arrangement whereby it was taken private. On November 22, 2000, Dynacare completed an initial public offering of its common shares in the United States and began trading on the Nasdaq National Market and the Toronto Stock Exchange.


ITEM 2.  -  PROPERTIES


         Dynacare's principal U.S. properties, which are comprised of its corporate offices and central laboratory facilities, are the following:

                                                      Approximate area       Nature of
Location                                              (in square feet)       Occupancy       Expiration of Lease
---------------------------------------------------   ---------------------  --------------  ----------------------
Houston, Texas
(Texas Partnership)                                   66,800                 Leased          September 30, 2010

Milwaukee, Wisconsin
   (United Partnership)                               59,219                 Partnership (1) August 1, 2030

Montgomery, Alabama (LabSouth)                        54,150                 Owned

Knoxville, Tennessee (Tennessee Partnership)          48,628                 Partnership (1) July 31, 2009

Dallas, Texas (Dynacare Laboratories Inc.)            39,621                 Leased (2)      October 31, 2003

Oklahoma City, Oklahoma (Medical Arts Laboratory)     38,147                 Leased          May 14, 2007

Pittsburgh, Pennsylvania (Allegheny Partnership)      34,177                 Partnership (1) December 31, 2016

Seattle, Washington (Laboratory of Pathology)         33,215                 Leased          January 1, 2004

Meridian, Mississippi (Medical Pathology Laboratory)  29,232                 Leased          May 31, 2002

Birmingham, Alabama (LabSouth)                        29,140                 Leased          October 31, 2010

Baton Rouge, Louisiana (Louisiana Reference
  Laboratory)                                         27,500                 Leased          November 30, 2002

Schenectady, New York (Ellis Partnership)             16,324                 Partnership (1) September 2, 2004

Cheyenne, Wyoming (Clinical Laboratories Cheyenne)    10,618                 Leased          September 15, 2006

Midland, Texas (West Texas Pathology Laboratory)      10,309                 Leased          October 31, 2005

Houston, Texas
  (Laboratories for Genetic Services)                 10,009                 Leased          May 31, 2003

Mt. Vernon, Washington (Skagit Valley Laboratory)     9,430                  Leased          February 1, 2007

Jackson, Mississippi (Clinical Pathology Laboratory)  8,744                  Leased          January 31, 2004



                                                      Approximate area       Nature of
Location                                              (in square feet)       Occupancy       Expiration of Lease
---------------------------------------------------   ---------------------  --------------  ----------------------

Monroe, Louisiana (Bayou Laboratory)                  7,608                  Leased          July 31, 2004

San Antonio, Texas (Accufast Diagnostic Laboratory)   5,084                  Leased          August 31, 2002

El Dorado, Arkansas (Accu-Path Laboratory)            4,000                  Leased          November 30, 2002

Texarkana, Texas (Doctors Diagnostic Laboratory)      3,850                  Leased          April 30, 2002

Bremerton, Washington (Olympic Laboratory)            1,659                  Leased          June 30, 2015

----------
(1) Dynacare is a partner in a 50/50 partnership which operates the clinical laboratory and leases the property.

(2)      Dynacare's principal corporate offices in Dallas, Texas.

         Dynacare's principal Canadian properties include:

                                             Approximate area
Location                                     (in square feet)            Nature of occupancy     Expiration of Lease
-------------------------------------------  --------------------------  --------------------  ------------------------
Toronto, Ontario                             69,000                      Owned

Edmonton, Alberta                            54,138                      Leased(1)             March 31, 2007

London, Ontario                              39,544(2)                   Owned

Toronto, Ontario                             14,780(3)                   Leased                October 31, 2002

Ottawa, Ontario                              12,353                      Leased                Month to Month
-----------

(1) Leased through the Alberta Partnership in which Dynacare has an approximate 43% interest.

(2) This property totals 43,604 square feet, 39,544 of which are occupied by the laboratory and the remainder of which is leased to other parties.

(3)      Dynacare's former corporate offices.

         All of Dynacare's central laboratory facilities have been built for the sole purpose of providing clinical laboratory testing services. Dynacare believes that these facilities have sufficient capacity for any foreseeable increase in volumes. Dynacare believes that if it was to lose any of its leaseholds, it could find alternate space at competitive market rates and relocate the affected operations without material disruption to Dynacare's operations.

ITEM 3.  -  LEGAL PROCEEDINGS


         Dynacare is involved in various legal proceedings arising in the ordinary course of business. Although it is not feasible to predict the outcome of such proceedings or any claims made against Dynacare, it is not anticipated that the ultimate liability of such proceedings or claims will have a materially adverse effect on Dynacare's financial position or results of operations as they primarily relate to professional liability for which Dynacare believes it maintains adequate insurance coverage.


ITEM 4.  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matter was submitted to a vote of security holders during the fourth quarter of 2001.



                                     PART II
                                     -------


ITEM 5.   -     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS


         On November 22, 2000, Dynacare completed an initial public offering of its common shares in the United States and Canada. Dynacare sold 5,003,000 common shares primarily in the United States for proceeds of $50.0 million (before after tax costs of $3.6 million) and began trading on the Nasdaq National Market and the Toronto Stock Exchange under the symbols "DNCR" and "DNA", respectively.

         On November 16, 2001, Dynacare completed a public offering of its common shares. Dynacare issued 2,300,000 common shares for total proceeds of $25.3 million (before after tax costs of $1.4 million). In addition, as part of the equity offering, principal shareholders of Dynacare sold 2,300,000 common shares for gross proceeds of $25.3 million.

         The following table sets forth for the periods indicated the high and low sales prices for Dynacare's common shares reported on The Nasdaq National Market composite tape.

2000                                            High                   Low
----                                            ----                   ---
Fourth Quarter                               $11.000                $8.375

2001                                            High                   Low
----                                            ----                   ---

First Quarter                                $10.625                $4.000

Second Quarter                               $11.250                $4.000

Third Quarter                                $13.850                $9.300

Fourth Quarter                               $17.300               $10.750

2002
----

First Quarter (through March 11, 2002)       $18.240               $14.000

         As of March 11, 2002, there were 19,311,421 of Dynacare's common shares outstanding. As of March 11, 2002, there are 24 registered holders of Dynacare's common shares.

         Since 1993, Dynacare has not paid any cash dividends on its equity securities. Dynacare currently anticipates retaining all of its future earnings, if any, to support operations and to finance the growth and development of its business. Consequently, Dynacare does not anticipate paying any dividends for the foreseeable future. Any future determination relating to Dynacare's dividend policy will be made at the discretion of Dynacare's board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the board of directors may deem relevant. The indenture governing Dynacare's 10.75% senior unsecured notes contains covenants that among other things limits Dynacare's ability and the ability of its subsidiaries to pay dividends and incurrence of additional indebtedness.

         Any dividends paid by Dynacare to non-resident shareholders are generally subject to a 25% withholding tax pursuant to the Income Tax Act (Canada). However, dividends paid by Dynacare to residents of the United States are subject to a 15% withholding tax pursuant to the Income Tax Treaty between Canada and the United States.


ITEM 6.   -     SELECTED FINANCIAL DATA

         The following tables set forth Dynacare's selected consolidated financial information for the years indicated and should be read in conjunction with Dynacare's audited consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," included elsewhere in this Form 10-K. Dynacare prepared its consolidated financial statements in accordance with Canadian GAAP. These principles conform in all material respects with U.S. GAAP except as described in Note 21 of Dynacare's consolidated financial statements, included elsewhere in this Form 10-K.

                                                                   Years ended December 31
                                                                   -----------------------
                                             2001           2000             1999           1998            1997
Income statement information:               (in thousands of U.S. dollars, except for share and per share amounts)
----------------------------------------------------------------------------------------------------------------------
Revenues:
  U.S. operations......................   $   297,334    $   250,747      $   173,566   $   133,552       $ 80,365
  Canadian operations..................       105,025        102,172           99,111        91,359         95,450
                                         -------------  -------------    -------------  -------------   --------------
  Total revenues.......................       402,359        352,919          272,677       224,911        175,815
General and operating expenses.........       349,474        304,809          229,633       188,392        151,279
Depreciation...........................        12,072         11,368            8,351         6,433          4,819
Amortization of licenses and goodwill..         5,788          5,279            4,707         4,112          5,650
Severance, relocation and other charges         --             6,750            --             --              --
Non-recurring charges..................         --              --              --             --           82,554
                                         -------------  -------------    -------------  -------------   --------------

Operating earnings (loss)..............        35,025         24,713           29,986        25,974        (68,487)
Interest expense.......................        20,431         22,477           19,457        15,486         13,713
Gain on sale of home healthcare                    --           --              --             --             (720)
 operation ............................
                                         -------------  -------------    -------------  -------------   --------------

Earnings (loss) before income taxes....        14,594          2,236           10,529        10,488        (81,480)
Income tax expense (benefit)...........         2,877         (3,789)           4,888         4,299        (26,343)
                                         -------------  -------------    -------------  -------------   --------------

Net earnings (loss)....................   $    11,717    $     6,025      $     5,641    $    6,189       $(55,137)
                                         =============  ==============   =============  =============   ==============

Earnings (loss) per share-basic........  $       0.68   $       0.48     $       0.47    $     0.52       $(5.19)
Earnings (loss) per share-diluted......  $       0.66   $       0.46     $       0.45    $     0.52       $(5.19)
 Weighted average number of shares
   outstanding-basic...................   17,211,138       12,482,368    11,880,914      11,880,914      10,631,650
 Weighted average number of shares
  outstanding-diluted..................   17,885,180       13,143,971    12,464,105      11,880,914      10,631,650



                                                                      As of December 31
                                                                      -----------------
                                                 2001           2000             1999           1998            1997
 Balance sheet information:                                     (in thousands of U.S. dollars)
----------------------------------------------------------------------------------------------------------------------

 Total assets...........................  $   384,325    $   348,976      $   288,519    $  231,130       $  211,165
 Long-term debt (excludes current
   portion of long-term debt)........... $    201,811   $    202,287     $    198,788    $  152,731       $  143,689
 Shareholders' equity (deficiency)...... $     92,285   $     55,251     $      1,646    $   (3,968)      $  (9,931)


----------
(1)      For the years ended December 31, 2001 and 2000, Dynacare recognized tax benefits of $3.0 million and $6.1 million, respectively, due to tax rate reductions legislated by the Canadian federal and provincial governments.

U.S. GAAP

                                                                   Years ended December 31
                                                                   -----------------------
                                                 2001            2000            1999           1998            1997
Income statement information:              (in thousands of U.S. dollars, except for share and per share amounts)
---------------------------------------------------------------------------------------------------------------------

Revenues...............................  $  268,605       $   233,487     $   164,945    $  125,310       $ 112,574
Net earnings (loss)....................  $   17,254(1)    $     (794)     $     5,390    $    5,943       $ (48,515)
Earnings (loss) per share--basic........ $     1.00       $    (0.06)     $      0.45    $     0.50       $   (4.56)


----------
(1)      For the year ended December 31, 2001, Dynacare recognized a tax benefit of $9.1 million due to tax rate reductions legislated by the Canadian federal and provincial governments.


                                                                      As of December 31
                                                                      -----------------
                                             2001            2000            1999           1998            1997
Balance sheet information:                                     (in thousands of U.S. dollars)
---------------------------------------------------------------------------------------------------------------------

Total assets...........................  $  378,183       $   339,975    $    285,856   $   210,662     $ 207,429
Long-term debt (excludes current
   portion of long-term debt)..........  $  205,532       $   199,716    $    202,296   $   144,647     $ 145,381
Shareholders' equity (deficiency)......  $  100,367       $    56,571    $      8,755   $     3,038     $ (2,664)

         The following tables set forth Dynacare's quarterly financial data for each quarter for the years ended December 31, 2001 and 2000. Dynacare's interim consolidated financial statements are prepared in accordance with Canadian GAAP.

                                                                       Three Months
                                                                       ------------
                                                                           Ended
                                                                           -----
                                             March 31,           June 30,        September 30,      December 31,
                                            (unaudited)        (unaudited)        (unaudited)        (unaudited)
                                         --------------------------------------------------------------------------
                                                                           2001
Income statement information:            (in thousands of U.S. dollars, except for share and per share amounts)
-------------------------------------------------------------------------------------------------------------------
Revenues:
   U.S. operations....................      $    70,021         $    74,893        $    76,430       $    75,990
   Canadian operations................           25,787              26,980             25,548            26,710
                                         ------------------   ---------------    ---------------   ----------------
   Total revenues.....................      $    95,808         $   101,873        $   101,978       $   102,700
                                         ------------------   ---------------    ---------------   ----------------
General and operating
    expenses..........................      $    82,739         $    87,407        $    89,094       $    90,234
                                         ------------------   ---------------    ---------------   ----------------
Net earnings (1)......................      $     2,089         $     5,865        $     2,013       $     1,750
                                         ------------------   ---------------    ---------------   ----------------

Earnings per share - basic............      $      0.12         $      0.35        $      0.12       $      0.10
Earnings per share - diluted..........      $      0.12         $      0.34        $      0.11       $      0.09
Weighted average number of shares
   outstanding - basic................       16,883,914          16,898,922         16,940,020        18,111,368
Weighted average number of shares
   outstanding - diluted..............       17,126,409          17,165,944         17,865,676        19,187,065

                                                                       Three Months
                                                                       ------------
                                                                           Ended
                                                                           -----
                                             March 31,           June 30,        September 30,      December 31,
                                            (unaudited)        (unaudited)        (unaudited)        (unaudited)
                                         --------------------------------------------------------------------------
                                                                           2000
Income statement information:            (in thousands of U.S. dollars, except for share and per share amounts)
-------------------------------------------------------------------------------------------------------------------

Revenues:
   U.S. operations....................      $    54,772         $    65,858        $    68,353       $    61,757
   Canadian operations................           25,163              26,040             25,553            25,423
                                         ------------------   ---------------    ---------------   ----------------
   Total revenues.....................      $    79,935         $    91,898        $    93,906       $    87,180
                                         ------------------   ---------------    ---------------   ----------------
General and operating
    expenses..........................      $    67,688         $    78,416        $    82,251       $    76,453
                                         ------------------   ---------------    ---------------   ----------------
Net earnings (1)......................      $     2,619         $     1,885        $       962            $
                                                                                                       559(2)
                                         ------------------   ---------------    ---------------   ----------------

Earnings per share - basic............      $      0.22         $      0.16        $      0.08       $      0.04
Earnings per share - diluted..........      $      0.21         $      0.15        $      0.08       $      0.04
Weighted average number of shares
   outstanding - basic................       11,880,914          11,880,914         11,880,914        14,273,653
Weighted average number of shares
   outstanding - diluted..............       12,433,865          12,443,119         12,540,235        14,964,343

----------
(1) Net earnings for the three months ended March 31, June 30, September 30 and December 31, 2001 and the three months ended March 31, June 30, September 30 and December 31, 2000, include tax benefits of $Nil, $3.0 million, $Nil and $Nil and $0.9 million, $1.1 million, $Nil and $4.1 million, respectively, due to tax rate reductions enacted by the Canadian federal and provincial governments.

(2) Net earnings for the three months ended December 31, 2000 include an after tax charge of $4.1 million related to severance, relocation and other charges which arose upon the completion of Dynacare's initial public offering of its common shares.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

         Dynacare Inc. (Dynacare) is one of the leading providers of clinical laboratory testing services in North America, providing laboratory services in 21 states in the United States and two Canadian provinces.

         Dynacare's revenues for the year ended December 31, 2001 were $402.4 million compared to $352.9 million, an increase of $49.5 million, or 14.0%, from the prior year. Approximately $297.4 million, or 73.9%, of Dynacare's revenues for the year ended December 31, 2001 were generated by its U.S. operations, and $105.0 million, or 26.1%, by its Canadian operations. Of the total revenues generated by the U.S. operations, approximately 19.2% of the revenues were from long-term hospital contracts, 18.9% from Medicare and Medicaid and 61.9% from other payors (including third-party insurance, physicians and clinics and patients). Dynacare's community or non-hospital revenues in the U.S. grew by approximately 7.1% during the year ended December 31, 2001, on a "same store" basis.

         In March 2001, Dynacare continued its expansion in the United States with the purchase of the laboratory assets and operations of Medical Arts Laboratory for a purchase price of $7.7 million. Medical Arts, located in Oklahoma, is one of the oldest independent clinical laboratory companies in the United States. At the time of the purchase, Medical Arts, which was providing testing services to clinics, physicians and nursing care facilities in Oklahoma, Missouri, Alabama, Arkansas, Louisiana, Mississippi and Texas, was generating approximately $18.0 million in annual revenues.

         In June 2001, Dynacare, through two of its partnerships in the United States, purchased the laboratory assets and operations of two laboratories in Texas and Illinois for purchase prices of $0.8 million and $1.5 million, respectively. Additionally, in July 2001, Dynacare, through a partnership in the United States, purchased the laboratory assets and operations of another laboratory in Illinois for a purchase price of $0.4 million. Dynacare's acquisition of these three laboratories in existing market areas is consistent with its "fold-in" acquisition strategy.

         On October 31, 2001, Dynacare acquired the remaining 50% partnership interest in the Memorial Hermann partnership (Texas Partnership) for a cash payment of $2.0 million on closing and payments of $0.5 million on each of the first and second anniversaries of the closing and an assumption of net short-term liabilities of $4.2 million. Dynacare believes that the acquisition of the partnership interest from Memorial Hermann will add approximately $17.0 million to Dynacare's annual revenues based on the partnership's current operations.

         The acquisition of the partnership interest facilitates Dynacare's strategy of consolidating its laboratory operations in the Southwest region, which consists of Louisiana, Arkansas, Oklahoma and Texas. Dynacare's relationship with Memorial Hermann will continue as it extends clinical laboratory testing services to certain medical and physician facilities affiliated with Memorial Hermann.

         On November 16, 2001, Dynacare completed a public offering of its common shares. Dynacare issued 2,300,000 common shares for total proceeds of $25.3 million (before after tax costs of $1.4 million). In addition, as part of the equity offering, principal shareholders of Dynacare sold 2,300,000 common shares for gross proceeds of $25.3 million.

         Net earnings for the year ended December 31, 2001 increased to $11.7 million, or $0.66 per diluted share, compared to $6.0 million, or $0.46 per diluted share, in the prior year on 4.7 million additional weighted average number of shares outstanding in 2001. Net earnings for the year ended December 31, 2001 were impacted by a tax benefit of $3.0 million due to tax rate reductions in Canada. Net earnings for the year ended December 31, 2000 were impacted by an after-tax charge of $4.1 million for severance, relocation and other charges, offset by a $6.1 million tax benefit due to tax rate reductions in Canada. Excluding the impact of these non recurring items, net earnings more than doubled to $8.7 million, or $0.49 per diluted share, from $4.0 million, or $0.31 per diluted share.

Critical Accounting Policies

         Revenue Recognition. Dynacare recognizes revenues on the accrual basis at the time it provides services, which approximates the time test results are reported. Dynacare's revenues are stated net of all contractual adjustments and discounts.

         In the United States, payments for laboratory services performed for certain payors are subject to contractual adjustments, which are price discounts negotiated with the various payors. Changes in contracts and government fee schedules impact the contractual adjustments and discounts. Except for certain revenues from long-term hospital contracts, the majority of Dynacare's revenues are billed on a fee-for-service basis.

         In calculating net revenues in Canada, Dynacare recognizes revenues on the accrual basis based upon its pro rata share of the industry funding cap in Ontario and its contracts with regional health authorities in Alberta. Since 1997, the laboratory industry in Ontario has been subject to an agreement with the Ontario provincial government pursuant to which each laboratory is allocated a fixed share of the overall industry funding cap each year. Factors can arise which can cause an individual laboratory to receive more than its pro rata share of the cap, obligating it to reimburse the Ontario government for such excess. An estimate of any excess payments may be made and withheld by the Ontario government from the monthly payment to a laboratory, with any residual amounts payable being settled subsequent to year end. In addition should an individual laboratory perform testing valued below its pro rata share of the cap in a year, its funding would be reduced to the value of testing actually completed and the amount of the shortfall would be permanently reallocated to other laboratory providers. Dynacare monitors the value of testing on an ongoing basis to ensure it does not fall below its funding cap.

         Valuation of Accounts Receivable. Dynacare's calculation of allowances and discounts and the resultant reserve on the statement of financial position requires estimates and assumptions based on a number of different factors, including Dynacare's past experiences. Despite the use of Dynacare's best estimates, it is possible that these amounts could change as billing for laboratory services in the United States is a complex process.

         Billing for laboratory services and collection of amounts billed in the United States is complicated by the following factors:

         o many different payors (including patients, insurance companies, Medicare, Medicaid and physicians);

         o        many different fee schedules for the different payors;

         o the reliance on the physician to provide complete and correct information necessary for billing purposes;

         o        uncertainty at times as to the party responsible for payment;

         o complex compliance requirements such as medical necessity documentation; and

         o        the existence of co-pays and deductibles.

         A significant portion of Dynacare's bad debt expense with respect to non-hospital revenues is the result of issues that are not credit related, but is primarily due to missing or incorrect billing information on requisitions. Dynacare performs the requested tests and reports test results regardless of missing or incorrect billing information. Subsequent to performing the test, Dynacare attempts to obtain the required information. This missing or incorrect information slows the billing process, creates backlogs of unbilled requisitions and increases the aging of Dynacare's accounts receivable.


Differences between Canadian and U.S. Generally Accepted Accounting Principles

         Dynacare reports its consolidated financial statements using Canadian GAAP with a reconciliation to U.S. GAAP included in the notes to Dynacare's audited financial statements. Dynacare's significant U.S. - Canadian GAAP differences are noted below:

         Accounting for Joint Ventures or Partnerships. Under Canadian GAAP, Dynacare includes in its financial statements the pro rata share of revenues and expenses, as well as assets and liabilities, of its partnerships. Under U.S. GAAP, Dynacare would be required to account for these partnerships by the equity method, with the earnings or losses of partnerships included as earnings or losses from equity investments and the assets and liabilities of the partnerships included in equity investments in the statement of financial position. Although the use of the proportionate consolidation method as compared to the equity method of accounting from a financial presentation perspective impacts almost all areas of Dynacare's consolidated balance sheets, statements of operations and cash flow statements, it does not impact Dynacare's consolidated shareholders' equity or net earnings.

         Accounting for Income Taxes. Under Canadian GAAP, the impact of changes in income tax rates is recorded when the changes in tax rates have been substantively enacted. Under U.S. GAAP, changes in income tax rates are recorded when the change in rates has been legislated. As of December 31, 2001, all of the changes in the Canadian income tax rates, including those previously described in Dynacare's quarterly and annual filings with the Securities and Exchange Commission in the United States and the Ontario Securities Commission in Canada, have been legislated. Accordingly as of December 31, 2001, no differences exist between U.S. and Canadian GAAP related to the tax benefits reflected in these financial statements.

         Accounting for Financial Instruments. Financial Accounting Standards Board Statement No. 133 - Accounting for Derivative Instruments and Hedging Activities (FASB 133) requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. FASB 133 is effective for Dynacare on January 1, 2001. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

         Under U.S. GAAP Dynacare's cross currency and interest rate swap agreements are considered to be fair value hedges, which are reflected in the statement of financial position at fair value. Under Canadian GAAP fair value hedge accounting is not required.

Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 - Business Combinations (FASB 141) and No. 142 - Goodwill and Other Intangible Assets (FASB 142), effective for fiscal years beginning after December 15, 2001. Similarly, in August 2001, the Canadian Institute of Chartered Accountants issued handbook sections 1581 - Business Combinations and 3062 - Goodwill and Other Intangible Assets effective for fiscal years beginning January 1, 2002. Under the new U.S. and Canadian accounting rules, goodwill and intangible assets deemed to have an indefinite life will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful life.

         It is estimated that Dynacare's net earnings for the year ended December 31, 2001 would have increased by approximately $4.0 million, or $0.22 per diluted share, if goodwill and intangible assets deemed to have an indefinite life were not amortized during the year ended December 31, 2001.

         Dynacare will perform the required impairment tests of goodwill and intangible assets with an indefinite life effective as of January 1, 2002, and has not yet determined the impact, if any, that the results of the review may have on its net earnings and financial position. Dynacare may incur impairment charges for licenses and goodwill in the future, which would adversely impact its profitability and financial position.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets (FASB 144) effective for fiscal years beginning after December 15, 2001. This statement supersedes Statement No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (FASB 121). FASB 144 retains the fundamental provision of FASB 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Dynacare has not yet determined what the effect, if any, of FASB 144 will be on its net earnings and financial position.

Seasonality

         Dynacare's results of operations have been and can be expected to be subject to quarterly fluctuations. Dynacare experiences lower testing volumes during the holiday and vacation seasons and, to a lesser extent, during inclement weather. As a result, because a significant portion of Dynacare's expenses is relatively fixed over the short-term, Dynacare's operating income as a percentage of revenue tends to decrease during the third quarter due to the summer vacation period and during the fourth quarter due to the various holidays, in that quarter. Dynacare's quarterly results can also fluctuate as a result of a number of other factors, including the timing and transition of new acquisitions or partnerships and completion, non-renewal or commencement of significant hospital contracts.

         The discussion that follows should be read in conjunction with Dynacare's Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999 included elsewhere in this Form 10-K.


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000


         Revenues. Revenues for the year ended December 31, 2001 were $402.4 million, an increase of $49.5 million, or 14.0%, from $352.9 million in the prior year. This increase in revenues for the year ended December 31, 2001 resulted primarily from the continuing growth in Dynacare's U.S. operations, where revenues increased by $46.7 million to $297.4 million.

The increase in revenues for the year ended December 31, 2001 from Dynacare's U.S. operations was due to:

         o growth of approximately 7.1% in community or non-hospital revenues in Dynacare's existing operations;

         o additional revenues generated by Dynacare's 2001 acquisitions of Medical Arts Laboratory, the assets and operations of the laboratories acquired in Illinois and Texas, the acquisition of Memorial Hermann's remaining 50% partnership interest in the Texas Partnership as previously described, and Dynacare's 2000 acquisitions which included LabSouth, West Texas Pathology Laboratory, CHRISTUS Santa Rosa HealthCare, Olympic Laboratory, Shoals Laboratory, Accu-Path Laboratory and Dynacare's partnership with the Allegheny Hospital in Pittsburgh, Pennsylvania (Allegheny Partnership).

         The increase in revenues was offset in part by the non-renewal of the Hermann Hospital contract in October 2000 and a reduction in revenues recognized by Dynacare related to several smaller laboratories in Texas (Laboratories for Genetic Services, Accufast Diagnostic Laboratory, Central Diagnostic Management, West Texas Pathology Laboratory and CHRISTUS Santa Rosa HealthCare) whose assets and operations were owned by Dynacare until October 1, 2000 when they were sold to the Texas Partnership. During the period from October 1, 2000 until October 31, 2001, when Dynacare acquired the remaining 50% partnership interest in the Texas Partnership, Dynacare only included 50% of the revenues of these smaller laboratories which represented its proportionate share of the revenues of these operations.

         Canadian revenues increased by $2.8 million to $105.0 million in the year ended December 31, 2001, reflecting reimbursement increases from government agencies coupled with increases in non-government revenues. Dynacare's increase in Canadian revenues was negatively impacted by the increase in the U.S. to Canadian dollar exchange rate. The average U.S. to Canadian dollar exchange rate in 2001 was $1.55 compared to $1.50 in 2000.

         General and operating expenses. General and operating expenses for the year ended December 31, 2001 were $349.5 million, an increase of $44.7 million, or 14.7%, from $304.8 million in the prior year. This increase in general and operating expenses resulted from costs associated with processing additional volume generated by internal growth and the additional operating expenses and costs associated with the new operations acquired during 2001 and 2000, the acquisition of Memorial Hermann's remaining 50% partnership interest during 2001 and the formation of the Allegheny Partnership in 2000.

         General and operating expenses as a percentage of revenues were 86.9% for the year ended December 31, 2001, compared to 86.4% in the prior year, resulting in margins of 13.1% and 13.6%, respectively. The decrease in margins in 2001 occurred primarily as a result of the factors noted above, the continuing growth of lower margin business in the United States and a reduction in margins for the Texas Partnership due to the non-renewal of the Hermann Hospital contract and the cost of operating a new and significantly expanded facility.

         For the years ended December 31, 2001 and 2000, certain taxes of $1.6 million and $1.3 million, respectively, have been reclassified from general and operating expenses and reflected as part of income tax expense, as these taxes are based on earnings.

         Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2001 was $17.9 million, an increase of $1.2 million, or 7.2%, from $16.7 million in the prior year. The increase in depreciation and amortization expense arises from the amortization of the goodwill added as a result of Dynacare's acquisitions and new partnership, and additional depreciation due to the capital expenditures made during 2000 and 2001.

         Interest. Interest expense for the year ended December 31, 2001 was $20.4 million, a decrease of $2.1 million, or 9.3%, from $22.5 million in the prior year. The decrease in interest expense is primarily due to lower levels of bank indebtedness and a lower effective interest rate in 2001 relative to 2000. Dynacare's average effective interest rate was 9.8% for the year ended December 31, 2001 compared to 10.3% for 2000.

         Income taxes. An income tax expense of $2.9 million was recorded for the year ended December 31, 2001 compared to an income tax benefit of $3.8 million for the prior year. Dynacare recorded tax benefits of $3.0 million and $6.1 million for the years ended December 31, 2001 and 2000, respectively, as a result of a series of income tax rate reductions in Canada. The tax benefit in 2001 was due to a tax rate reduction announced by the Ontario government of 6% which will be phased in over the period 2002 to 2005.

         The 2001 and 2000 income tax expense (benefit) reflects a $1.2 million and $2.5 million, respectively, reduction in Dynacare's valuation allowance thereby recognizing the benefit of certain deferred tax assets. It is Dynacare's expectation that under its current business strategy it will generate sufficient taxable income to fully realize these tax benefits.

         As previously described, certain taxes of $1.6 million and $1.3 million for the years ended December 31, 2001 and 2000, respectively, were reclassified from general and operating expenses to income taxes.

         Net earnings. Net earnings for the year ended December 31, 2001 were $11.7 million, compared to $6.0 million in the prior year. Excluding the impact of the tax benefits noted above and the after-tax impact of the severance, relocation and other charges in the prior year, net earnings for the year ended December 31, 2001 were $8.7 million compared to $4.0 million in the prior year.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Revenues. Revenues for the year ended December 31, 2000 were $352.9 million, an increase of $80.2 million, or 29.4%, from $272.7 million in 1999. This increase in revenues resulted primarily from the continuing growth of Dynacare's U.S. operations, the revenues from which increased by $77.2 million to $250.7 million.

The increase in revenues from Dynacare's U.S. operations was due to:

         o growth of 10.4% in community or non-hospital revenues in Dynacare's existing operations; and

         o additional revenues generated by: (i) Dynacare's 1999 acquisitions and partnership with University Health Systems in Knoxville, Tennessee (Tennessee Partnership), which commenced operations on August 1, 1999; and (ii) Dynacare's 2000 acquisitions, which included LabSouth, West Texas Pathology Laboratory, CHRISTUS Santa Rosa HealthCare, Olympic Laboratory, Shoals Laboratory, Accu-Path Laboratory and Dynacare's partnership in Pittsburgh, Pennsylvania (Allegheny Partnership).

         The increase in revenues was partially offset by the loss of the Hermann Hospital contract in October 2000 and a reduction in revenues recorded by Dynacare related to several smaller laboratories in Texas, which, as previously noted, were wholly owned by Dynacare, and which were sold to the Texas Partnership on October 1, 2000. Subsequent to the sale, Dynacare only included 50% of the revenues, which represents its proportionate share of these operations.

         Canadian revenues increased by $3.0 million to $102.2 million for the year ended December 31, 2000, reflecting reimbursement increases from government agencies coupled with increases in non-government revenues.

         General and operating expenses. General and operating expenses for the year ended December 31, 2000 were $304.8 million, an increase of $75.2 million, or 32.8%, from $229.6 million in 1999. This increase resulted from a $75.3 million increase in general operating expenses in the United States due to:

         o costs associated with processing additional volumes generated by internal growth;

         o the additional operating expenses and costs associated with the new operations acquired during 1999 and 2000;

         o the transitional expenses related to the Texas Partnership, including the costs of recruiting and training new employees, relocation costs related to the move of the laboratory to a new facility in Houston, Texas, the costs associated with operating a significantly expanded facility and the costs associated with integrating the operations, which the Texas Partnership acquired from Dynacare on October 1, 2000; and

         o increased corporate costs associated with expanding the infrastructure required to support Dynacare's U.S. growth.

         In Canada, general and operating expenses decreased by $0.1 million. Increases in salary, benefits and materials expenses, primarily as a result of increased testing volume in Dynacare's partnerships in Ontario and Alberta, were offset by a reduction of certain expenses in Dynacare's Ontario operations as well as a reduction in administrative costs.

         General and operating expenses as a percentage of revenues were 86.4% for the year ended December 31, 2000, compared to 84.2% in 1999, resulting in margins of 13.6% and 15.8%, respectively. The decrease in margins occurred as a result of the factors noted above as well as continuing growth of lower margin business, primarily in the United States.

         For the years ended December 31, 2000 and 1999, certain taxes of $1.3 million and $1.2 million, respectively, have been reclassified from general and operating expenses and reflected as part of income tax expense, as these taxes are based on earnings.

         Severance, Relocation and Other Charges. Upon the completion of Dynacare's initial public offering in 2000, Dynacare incurred severance, relocation and other charges of approximately $6.7 million in connection with:

         o severance, lease termination and other costs related to the relocation of Dynacare's corporate offices from Toronto, Ontario to Dallas, Texas;

         o termination costs associated with an employment contract with a senior executive;

         o amounts paid to certain of Dynacare's officers to enable them to repay in full outstanding loans made by Dynacare to them and associated taxes which were due as a result; and

         o other non-cash restructuring charges, including termination of a services contract.

         Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2000 was $16.7 million, an increase of $3.6 million, or 27.5%, from $13.1 million in 1999. The increase in depreciation and amortization expense arises from the additional amortization of deferred financing costs incurred on the issuance of $70.0 million, 10.75% Senior Notes in February 1999 (the 1999 Senior Notes) and on the long-term debt related to the West Texas acquisition, additional amortization of the goodwill added as a result of Dynacare's acquisitions and additional depreciation due to the capital expenditures made during 1999 and 2000.

         Interest. Interest expense for year ended December 31, 2000 was $22.5 million, an increase of $3.0 million, or 15.4%, from $19.5 million in 1999. The increase in interest expense was primarily due to the additional debt incurred on the issuance of the 1999 Senior Notes and the increased bank indebtedness of which $23.8 million was paid down in November 2000 with a portion of the net proceeds Dynacare received from its initial public offering. Dynacare's average effective interest rate was 10.3% for the year ended December 31, 2000 compared to 10.4% for the prior year.

         Income taxes. Effective January 1, 2000, Dynacare adopted the Canadian Institute of Chartered Accountants Handbook Section, Accounting for Income Taxes-3465 (CICA-3465). Similar to the Statement of Financial Accounting Standards No. 109-Accounting for Income Taxes in the United States, CICA-3465 requires the liability method of tax allocation for accounting for income taxes. Under the liability method of tax allocation, deferred tax assets and liabilities are recognized based on the temporary differences between the accounting and tax bases of assets and liabilities. The calculation of deferred tax assets and liabilities is based on the substantively enacted tax rates and laws that will be in effect when the temporary differences are expected to reverse. Dynacare adopted CICA-3465 on a retroactive basis with the previous comparable years restated.

         Dynacare recorded an income tax benefit of $3.8 million for the year ended December 31, 2000 compared to an income tax expense of $4.9 million in 1999. The income tax benefit is primarily due to the recognition of a $6.1 million tax benefit as a result of Canadian federal and provincial tax rate reductions that were substantively enacted and recorded by Dynacare during 2000 as noted below:
                                                           Tax Benefit
      Quarter Ended                                         (millions)
     --------------------------------------------------------------------
        March 31....................................             $ 0.9
        June 30.....................................               1.1
        September 30................................                 -
        December 31.................................               4.1
                                                           --------------
                                                                 $ 6.1
                                                           ==============


         The cumulative reductions in the Canadian federal statutory tax rate are 1.0%, 3.0%, 5.0% and 7.0% for 2001, 2002, 2003 and 2004 (and thereafter), respectively. A 1.0% pro rata reduction in the Ontario provincial statutory tax rate was effective May 2, 2000 and was followed by a further 0.5% tax rate reduction effective January 1, 2001.

         In addition, the 2000 and 1999 income tax expense (benefit) reflects a $2.5 million and $0.9 million, respectively, reduction in Dynacare's valuation allowance thereby recognizing the benefit of certain deferred tax assets. It is Dynacare's expectation that under its current business strategy it will generate sufficient taxable income to fully realize these tax benefits.

         As previously described, certain taxes of $1.3 million and $1.2 million for the years ended December 31, 2000 and 1999, respectively, were reclassified from general and operating expenses to income taxes.

         Net earnings. Net earnings for the year ended December 31, 2000 were $6.0 million, compared to $5.6 million in 1999. Excluding the after tax impact of the severance, relocation and other charges and the tax benefit resulting from future tax rate reductions in Canada, net earnings were $4.0 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Dynacare's principal sources of liquidity are cash provided by operating activities and borrowings under debt agreements, including Dynacare's approximately $35.0 million and $15 million working capital facilities in the United States and Canada, respectively. Because approximately 89.8% of Dynacare's Canadian revenues are received from government agencies, Dynacare's Canadian operations receive prompt payment for their services on a monthly basis and have no significant bad debt expense. In the United States, Dynacare receives monthly payments for the provision of laboratory services under Dynacare's present long-term contracts with hospitals. These long-term contracts represented approximately 19.2% of total U.S. revenues for the year ended December 31, 2001. The Canadian revenues from governmental agencies, together with U.S. revenues from hospitals, provide a relatively reliable monthly cash flow and reduce the amount of Dynacare's working capital which is required to finance these aspects of Dynacare's business. However, collecting accounts receivable from the balance of Dynacare's business is a complex and time-consuming process which Dynacare must finance.

         In November 2001, Dynacare completed a public offering of common shares for total proceeds to Dynacare of approximately $25.3 million (before after tax costs of $1.4 million). Approximately $9.2 million of these proceeds was used to temporarily pay down Dynacare's outstanding U.S. working capital facilities. Dynacare expects to use the remaining proceeds from this offering for working capital and general corporate purposes, and to fund potential acquisitions and partnerships.

         If additional capital is required for acquisitions, partnerships or other expenditures or if Dynacare's operating results and cash flow are significantly below expectations, Dynacare may require additional debt or equity financing.

         Operating activities. Cash provided by operating activities was $22.8 million, $23.9 million and $4.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The cash provided by (used in) non-cash working capital items was $(6.5) million, $5.2 million and $(16.1) million. The $6.5 million of cash used in non-cash working capital items for the year ended December 31, 2001 primarily reflects an increase in working capital requirements resulting from the growth of Dynacare's U.S. operations. The $5.2 million of cash provided by non-cash working capital items for the year ended December 31, 2000 reflects an improvement by Dynacare in its accounts receivable days sales outstanding, commonly referred to as DSOs, to 65 days at December 31, 2000 from 75 days as of December 31, 1999. The $16.1 million of cash used in non-cash working capital items for the year ended December 31, 1999 reflects an increase in DSOs to 75 days primarily due to the implementation of new billing systems and upgrades of other billing systems which resulted in a disruption to the billing process.

         For the year ended December 31, 2001, Dynacare's DSOs were impacted by approximately four days as a result of its acquisition of Memorial Hermann's remaining 50% partnership interest in the Texas Partnership on October 31, 2001. Excluding the impact of Dynacare's acquisition of Memorial Hermann's partnership interest, DSOs for the year ended December 31, 2001 improved to 61 days as compared to 65 days in the prior year.

         Dynacare's available cash position, which originates both from its U.S. and Canadian operations, was $30.0 million as of December 31, 2001, (2000 - $18.1 million, 1999 - $16.3 million). At December 31, 2001, Dynacare had revolving credit facilities of approximately $50.0 million, with availability of approximately $38.0 million. Of the latter, $3.9 million was drawn. At December 31, 2001, accounts receivable were $72.9 million (2000 - $62.1 million, 1999 - $59.6 million) of which $11.7 million (2000 - $10.8 million, 1999 - $11.3 million) was derived from Canadian government agencies, $3.9 million (2000 - $4.5 million, 1999 - 4.9 million) from U.S. long-term hospital contracts, $15.4 million (2000 - $11.3 million, 1999 - $9.8 million) from the Medicare/Medicaid programs, and $41.9 million (2000 - $35.5 million, 1999 - $33.6 million) from other payors. Cash, unused revolving credit facilities and accounts receivable outstanding as of December 31, 2001 are anticipated to be sufficient to meet short-term liabilities.

         Investing activities. The net cash used in investing activities was $33.5 million, $61.7 million, and $37.5 million for the years ended December 31, 2001, 2000, and 1999, respectively. The major components of the investing activities are outlined below.

         Acquisitions and Partnerships. During the first quarter of 2001, Dynacare acquired the laboratory assets and operations of Medical Arts for a purchase price of $7.7 million. During the comparable period in 2000, Dynacare acquired LabSouth for a purchase price of $23.8 million, which consisted of cash payments of $22.0 million, the assumption of long-term debt of $1.2 million and short-term liabilities of $0.6 million.

         During the second quarter of 2001, Dynacare acquired, through two of its partnerships in the United States, the laboratory assets and operations of two laboratories in Texas and Illinois for purchase prices of $0.8 million and $1.5 million, respectively. During the comparable period in 2000, Dynacare acquired the laboratory assets and operations of West Texas and Santa Rosa for purchase prices of $4.7 million and $1.1 million, respectively. The purchase price consisted of cash payments of $5.4 million, the assumption of long-term debt of $0.1 million and short-term liabilities of $0.3 million.

         During the third quarter of 2001, Dynacare, through a partnership in the United States, purchased the laboratory assets and operations of a laboratory located in Illinois for a purchase price of $0.4 million.

         During the fourth quarter of 2001, Dynacare acquired Memorial Hermann's remaining 50% partnership interest in the Texas Partnership for a cash payment of $2.0 million on closing, payments of $0.5 million on each of the first and second anniversaries of the closing and an assumption of net short-term liabilities of $4.2 million. In the fourth quarter of 2000, Dynacare formed the Allegheny Partnership in which it made an initial capital contribution of cash of $2.4 million. Additionally, Dynacare acquired the laboratory assets and operations of Olympic, Shoals and Accu-Path for a total cost of $8.9 million, which consisted of cash payments of $8.7 million and short-term liabilities of $0.2 million.

         In 1999, Dynacare made nine acquisitions and entered into a partnership for a total investment of $27.3 million, which consisted of cash payments of $20.8 million, promissory notes of $6.2 million and short-term liabilities of $0.3 million.

         Capital Expenditures. Dynacare's capital expenditures were $12.4 million, $14.8 million and $11.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

         Dynacare's capital expenditures for the year ending December 31, 2002 are anticipated to remain at approximately the same levels as in 2001 and are expected to be financed from cash flows from operations and/or utilization of credit facilities.

         Other Assets. Dynacare's investment in other assets amounted to $4.0 million, $8.4 million and $5.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in other assets for the years ended December 31, 2001 and 2000 is primarily due to working capital advances to the Texas Partnership as a result of the relocation of the partnership's operations to a new laboratory facility and the change in the scope of its operations. The increase in other assets in 1999 arises primarily as a result of deferred financing costs incurred in relation to the issuance of the 1999 Senior Notes.

         Financing Activities. The net cash provided by financing activities was $23.9 million, $38.8 million and $46.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

         The net cash provided by financing activities during the year ended December 31, 2001 reflects net proceeds of $23.9 million received by Dynacare from its public offering, proceeds of $0.6 million from the exercise of employee stock options, and an increase in bank indebtedness of $3.9 million. In addition, Dynacare made net long-term debt repayments totaling $4.5 million, which included a $3.9 million repayment pertaining to debt used to finance the acquisition of Medical Pathology Laboratory. The repayment of debt related to the acquisition of Medical Pathology Laboratory is net of a reduction to the purchase price.

         The cash provided by financing activities during the year ended December 31, 2000 reflects net proceeds of $46.4 million received by Dynacare from its initial public offering, a decrease in bank indebtedness of $5.8 million and long-term debt proceeds of $4.5 million, which were used to finance the West Texas acquisition. In addition, Dynacare made long-term debt repayments totaling $6.3 million, which included a $4.5 million repayment pertaining to the debt used to finance the West Texas acquisition.

         The cash provided by financing activities during the year ended December 31, 1999 reflects the net proceeds of $69.2 million that Dynacare received from the issuance of its 1999 Senior Notes, of which $15.3 million was used to repay an interim loan and $6.9 million was used to pay down working capital facilities. In addition, Dynacare repaid other long-term debt of $2.8 million during the year.

         As part of Dynacare's 1999 financing activities, Dynacare issued $5.0 million and $0.3 million of long-term debt related to the Medical Pathology and Central Wyoming Medical Laboratory acquisitions, respectively. Upon the formation of the Tennessee Partnership, Dynacare entered into a capital lease obligation of $0.9 million.

         Dynacare's interest expense on outstanding long-term debt for the year ended December 31, 2001 was $20.1 million. Based on the long-term debt outstanding as of December 31, 2001, Dynacare's interest expense for the year ending December 31, 2002 is expected to decrease from the 2001 amounts due to a lower effective rate of interest.

         As of December 31, 2001, the total scheduled repayments of long-term debt due in each of 2002 to 2006 and thereafter are as follows:

                           2002            $    2.3 million
                           2003            $    2.7 million
                           2004            $    1.8 million
                           2005            $    0.4 million
                           2006            $  195.2 million
                           Thereafter      $    1.7 million

         Dynacare's scheduled debt repayments and estimated interest obligations due in each of 2002 to 2005 are anticipated to be funded by cash flows from operations and/or utilization of credit facilities. Dynacare expects to refinance the Senior Notes of $195.0 million, which are scheduled to be repaid in 2006.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Dynacare does not hold or issue financial instruments for trading purposes. A limited number of financial instruments are used to manage well-defined risks associated with fluctuations in the Canadian to U.S. dollar exchange rates and to manage interest costs.

Foreign currency risk

         Dynacare has cross currency swap agreements which effectively convert a portion of Dynacare's U.S. dollar denominated borrowings into Canadian dollar obligations, to match Dynacare's Canadian dollar-denominated assets and cash flows. These swap agreements limit Dynacare's exposure to both favorable and unfavorable currency fluctuations. As of December 31, 2001 a sensitivity analysis to changes in the U.S. dollar on Dynacare's main currency swap agreement indicates that if the U.S. dollar weakened by 10% against the Canadian dollar, the fair value of this instrument would decrease by Cdn$15.6 million ($9.8 million). Conversely, if the U.S. dollar strengthened by 10% against the Canadian dollar, the fair value of this instrument would increase by Cdn$17.2 million ($10.8 million). Any resulting changes in fair value would be offset by changes in the underlying hedged long-term debt position. Pursuant to the terms of the currency swap agreement, Dynacare pledged shares of certain of its subsidiaries and partnership interests to the counterparties to those agreements.


Interest rate risk

         Dynacare has entered into a number of interest rate swap agreements, the net effect of which is to convert fixed rate senior notes due in 2006 to fixed rate obligations with shorter maturity terms and variable rate liabilities.

         Based on Dynacare's interest rate swap agreements outstanding at December 31, 2001, a 100 basis point increase in interest rates would result in a decrease in the net aggregate market value of these instruments of Cdn$6.9 million ($4.3 million). Conversely, a 100 basis point decrease in interest rates would result in a Cdn$7.1 million ($4.5 million) net increase in the net aggregate market value of these instruments.



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Dynacare's audited financial statements begin on page F-1.



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III
                                    --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is incorporated by reference from the information in Dynacare's Management Information Circular and Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the 1934 Act in connection with the annual meeting of the shareholders of Dynacare.

ITEM 11. - EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the information under the caption "Executive Compensation" to appear in the Proxy Statement.



ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the information under the caption "Principal Holders of Shares" to appear in the Proxy Statement.



ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the information under the caption "Interest of Insiders in Material Transactions" to appear in the Proxy Statement.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Dynacare Inc.


Date:  March 19, 2002        By:
                                   /s/ Harvey A. Shapiro
                                   -----------------------------------------
                                   Harvey A. Shapiro
                                   Chairman, President, Chief Executive Officer
                                   and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 19, 2002 on behalf of the registrant and in the capacities indicated.



Signature                             Title



/s/ Harvey A. Shapiro
-----------------------------
Harvey A. Shapiro                     Chairman, President, Chief Executive
                                      Officer and Director
                                      (Principal Executive Officer)


/s/ Zbig S. Biskup
-----------------------------
Zbig S. Biskup                        Executive Vice President,
                                      Chief Financial Officer and Secretary
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)

/s/ Donald J. Edwards
-----------------------------
Donald J. Edwards                     Director




/s/ Bruce V. Rauner
-----------------------------
Bruce V. Rauner                       Director




/s/ Albert J. Latner
-----------------------------
Albert J. Latner                      Director

/s/ Dino Chiesa
-----------------------------
Dino Chiesa                           Director



/s/ William T. Brock
-----------------------------
William T. Brock                      Director



/s/ Thomas Edward Long
-----------------------------
Thomas Edward Long                    Director



/s/ Paul Bellamy
-----------------------------
Paul Bellamy                          Director



/s/ Robert J. Lipsig
-----------------------------
Robert J. Lipsig                      Director

                                     PART IV
                                     -------


ITEM 14. - Exhibits, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1. Index to consolidated financial statements as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 filed as part of this report:

        Report of Independent Auditors...................................  F-1

        Consolidated Statements of Financial Position....................  F-2

        Consolidated Statements of Operations............................  F-3

        Consolidated Statements of Deficit...............................  F-3

        Consolidated Statements of Cash Flows............................  F-4

        Notes to Consolidated Financial Statements.......................  F-5

2.      Financial Statement Schedule

        Schedule II - Valuation and Qualifying Accounts..................  S-1


3.      Exhibit Index ...................................................  E-1

        Exhibit 21 - List of Subsidiaries................................  E-2

        Exhibit 23 - Consent of Chartered Accountants....................  E-3

REPORT OF INDEPENDENT AUDITORS


To the Shareholders of Dynacare Inc.

We have audited the consolidated statements of financial position of Dynacare Inc. as at December 31, 2001 and 2000, and the consolidated statements of operations, deficit and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in accordance with Canadian generally accepted accounting principles.


                                                           /s/ Ernst & Young LLP

Dallas, Texas
March 20, 2002

DYNACARE INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31,
-----------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                          2001                2000
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents (Note 17)                                            $      30,002       $      18,099
Accounts receivable (Note 19)                                                         72,895              62,065
Prepaid expenses                                                                       3,074               2,654
Inventory                                                                             11,314               7,692
Deferred income taxes (Note 11)                                                        5,059               5,956
-----------------------------------------------------------------------------------------------------------------
Total current assets                                                                 122,344              96,466
-----------------------------------------------------------------------------------------------------------------

Capital assets (Note 3)                                                               51,722              45,907
Licenses and goodwill (Note 4)                                                       181,231             166,691
Other assets (Note 5)                                                                 29,028              39,912
-----------------------------------------------------------------------------------------------------------------
                                                                                     261,981             252,510
-----------------------------------------------------------------------------------------------------------------
                                                                               $     384,325       $     348,976
=================================================================================================================
LIABILITIES
Current liabilities:
Bank indebtedness (Note 6)                                                     $       3,890       $           -
Accounts payable and accrued liabilities                                              48,701              44,995
Current portion of deferred income taxes (Note 11)                                    12,799              10,961
Current portion of long-term debt (Note 7)                                             2,265               5,913
-----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             67,655              61,869
Long-term debt (Notes 7 and 8)                                                       201,811             202,287
Deferred income taxes (Note 11)                                                       22,574              29,569
-----------------------------------------------------------------------------------------------------------------
                                                                                     292,040             293,725
-----------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Capital stock (Note 9)                                                               122,855              98,357
Deficit                                                                              (32,368)            (44,085)
-----------------------------------------------------------------------------------------------------------------
                                                                                      90,487              54,272
Foreign currency translation adjustment                                                1,798                 979
-----------------------------------------------------------------------------------------------------------------
                                                                                      92,285              55,251
-----------------------------------------------------------------------------------------------------------------
                                                                               $     384,325       $     348,976
=================================================================================================================
Commitments and contingencies (Notes 14 and 15)

See accompanying notes to consolidated financial statements
Approved on behalf of the Board
(signed) Harvey A. Shapiro                                                  (signed) William T. Brock
Director                                                                    Director



DYNACARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars,
except for share and per share amounts)                                   2001             2000              1999
--------------------------------------------------------------------------------------------------------------------
Revenues (Note 19)                                               $     402,359    $     352,919     $     272,677
--------------------------------------------------------------------------------------------------------------------

General and operating expenses                                         349,474          304,809           229,633
Depreciation                                                            12,072           11,368             8,351
Amortization of licenses and goodwill                                    5,788            5,279             4,707
Severance, relocation and other charges                                      -            6,750                 -
--------------------------------------------------------------------------------------------------------------------
                                                                       367,334          328,206           242,691
--------------------------------------------------------------------------------------------------------------------
Operating earnings                                                      35,025           24,713            29,986
Interest expense (Notes 6 and 7)                                        20,431           22,477            19,457
--------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                            14,594            2,236            10,529
Income tax expense (benefit) (Note 11)
  Current                                                                3,138            3,044             2,706
  Deferred                                                                (261)          (6,833)            2,182
--------------------------------------------------------------------------------------------------------------------
                                                                         2,877           (3,789)            4,888
--------------------------------------------------------------------------------------------------------------------
Net earnings                                                     $      11,717    $       6,025     $       5,641
====================================================================================================================

Earnings Per Share (Note 18)
--------------------------------------------------------------------------------------------------------------------
  Basic                                                          $        0.68    $        0.48     $        0.47
====================================================================================================================
  Diluted                                                        $        0.66    $        0.46     $        0.45
====================================================================================================================
Weighted average number of
  common shares outstanding-Basic                                   17,211,138       12,482,368        11,880,914
====================================================================================================================
Weighted average number of
  common shares outstanding-Diluted                                 17,885,180       13,143,971        12,464,105
====================================================================================================================
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF DEFICIT

Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                            2001             2000              1999
--------------------------------------------------------------------------------------------------------------------
Deficit, beginning of year                                       $     (44,085)   $     (49,343)    $     (54,984)
Net earnings                                                            11,717            6,025             5,641
Increase in stated capital (Note 9)                                          -             (767)                -
--------------------------------------------------------------------------------------------------------------------
Deficit, end of year                                             $     (32,368)   $     (44,085)    $     (49,343)
====================================================================================================================
See accompanying notes to consolidated financial statements

DYNACARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                    2001           2000          1999
---------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings                                                             $      11,717  $       6,025 $       5,641
Adjustments to reconcile net earnings
  to net cash provided by operations:
    Depreciation                                                                12,072         11,368         8,351
    Amortization of licenses and goodwill                                        5,788          5,279         4,707
    Deferred income taxes                                                         (261)        (6,833)        2,182
    Gain on sale of capital assets                                                   -           (110)          (11)
    Severance, relocation and other charges                                          -          3,021             -
    Change in non-cash working capital,
      net of effect of acquisitions (Note 17)                                   (6,512)         5,168       (16,106)
---------------------------------------------------------------------------------------------------------------------
                                                                                22,804         23,918         4,764
---------------------------------------------------------------------------------------------------------------------
CASH FLOW USED IN INVESTING ACTIVITIES
  Acquisition of businesses (Notes 2 and 17)                                   (17,670)       (39,551)      (21,086)
  Purchase of capital assets (Note 17)                                         (11,804)       (13,852)      (10,990)
  Proceeds from sale of capital assets                                               -            132            68
  Increase in other assets                                                      (4,037)        (8,436)       (5,528)
---------------------------------------------------------------------------------------------------------------------
                                                                               (33,511)       (61,707       (37,536)
---------------------------------------------------------------------------------------------------------------------
CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness                                         3,890         (5,812)       (6,855)
Proceeds from long-term debt                                                     1,577          4,525        71,078
Repayment of long-term debt                                                     (6,054)        (6,354)      (18,090)
Issue of capital stock-net proceeds (Note 9)                                    24,498         46,433             -
---------------------------------------------------------------------------------------------------------------------
                                                                                23,911         38,792        46,133
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Foreign exchange translation adjustments                                        (1,301)           769        (1,735)
---------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents
  during the year                                                               11,903          1,772        11,626
Cash and cash equivalents, beginning of year                                    18,099         16,327         4,701
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                   $      30,002  $      18,099 $      16,327
=====================================================================================================================
See accompanying notes to consolidated financial statements

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except for share and per share amounts)

1. Summary of significant policies

These financial statements have been prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP), which are in all material respects in accordance with United States generally accepted accounting principles and practices prescribed by the United States and Securities Exchange Commission (U.S. GAAP), except as outlined in Note 21.

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

The significant accounting policies are as follows:

Nature of business

Dynacare Inc. and its subsidiary companies (the Company) provide clinical laboratory services in the United States and Canada.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. The consolidated financial statements also include the Company's proportionate share of the assets, liabilities, revenues and expenses in the following clinical laboratory partnerships in which it is a participant:

                  HH/DL, L.P. (Texas Partnership)

                  DL/ELLIS, L.L.C. (Ellis Partnership)

                  United/Dynacare L.L.C. (United Partnership)

                  DL/UHS Inc. (Tennessee Partnership)

                  Dynacare/WPAHS L.L.C. (Allegheny Partnership)

                  Dynacare-Gamma Laboratory Partnership (Ontario Partnership)

                  Dynacare Kasper Medical Laboratories (Alberta Partnership)



The proportionate consolidation method of accounting is used when contractual arrangements exist which allow for joint control over the strategic operating, investing and financing activities of the entity.

On October 31, 2001, the Company purchased the remaining 50% partnership interest in the Texas Partnership from its partner Memorial Health Ventures. Accordingly, subsequent to October 31, 2001, the Company consolidated 100% of the assets, liabilities, revenues and expenses of the Texas Partnership.

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash equivalents

Cash equivalents consist of short-term investments, which have remaining maturities of three months or less from the date of purchase, and are carried at cost which approximates market.

Revenue recognition

Revenues are recognized on the accrual basis at the time services are provided, which for clinical laboratories approximate the time test results are reported. Revenues are stated net of all contractual allowances and discounts.

Depreciation

Capital assets are stated at cost. Depreciation is provided on the declining-balance basis at the annual rates set out below:
         Buildings............................................5%
         Medical equipment...................................20%
         Furniture and fixtures..............................20%
         Computer equipment..................................30%
         Motor vehicles......................................30%

Leasehold improvements are amortized on the straight-line basis over the term of the lease, plus one renewal option.

Inventory

Inventory is stated at the lower of cost determined on a first-in, first-out basis, and replacement cost.

Licenses and goodwill

Licenses and goodwill, which arise on acquisitions, are recorded at cost and are amortized on the straight-line basis primarily over 40 years. The amortization policy has been adopted after consideration of various factors including the essential nature and continuing demand for laboratory services, barriers to entry, the perpetual nature of licenses, and a significant market share created in a number of the markets in which the Company operates. Laboratory licenses are required to operate clinical laboratories and to receive reimbursement in Ontario. Although new licenses are rarely issued, existing licenses of the Company and its competitors have been routinely renewed on an annual basis, provided the laboratory adheres to certain regulations. The Company complies with the applicable regulations, has never had a license renewal denied and as such believes it is unlikely that these licenses will be revoked. The Company reviews the valuation and amortization of licenses and goodwill on a regular basis, taking into consideration any events or circumstances that might have impaired the carrying value. The amount of impairment, if any, is measured based on undiscounted projected cash flow compared to the carrying value.

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency translation

a) Reporting Currency

Effective July 1, 2000, the Company adopted the U.S. dollar as its reporting currency as more than 50% of the Company's revenues are generated in the United States, coupled with the Company's continued growth in the United States. Prior to July 1, 2000, the Company's consolidated financial statements were presented in Canadian dollars. The consolidated financial statements and notes for all periods prior to June 30, 2000, have been restated in U.S. dollars in accordance with Canadian generally accepted accounting principles using the July 1, 2000, exchange rate of Cdn$1.48 per U.S.$1.00. The functional currencies of each of the Company's operations in the United States and Canada are unchanged.

The assets and liabilities of the Company's operations having a functional currency other than the U.S. dollar are translated into U.S. dollars using the exchange rate in effect at the year-end, and revenues and expenses are translated at the average rate during the year. The average and year-end U.S. to Canadian dollar exchange rate was $1.55 and $1.59 (2000 - $1.50 and $1.50), respectively. Exchange gains or losses on translation of the Company's net investment in these operations are included in the foreign currency translation adjustment component of shareholders' equity.

The exchange gains or losses accumulated in the foreign currency translation adjustment component of shareholders' equity are not included in operations until realized through a reduction in the Company's net investment in such operations.

b) Foreign Exchange Transactions

Foreign exchange translation adjustments arising from long-term debt repayable in a currency different than an operation's functional currency are deferred over the remaining term of the debt or, if the long-term debt is designated as a hedge of the net investment in self-sustaining foreign operations, exchange translation adjustments are included in the foreign currency translation adjustment component of shareholders' equity.

Income taxes

The Company follows the liability method of tax allocation. Under this method, deferred tax assets and liabilities are recognized based on the temporary differences between the accounting and tax bases of assets and liabilities. The calculation of deferred tax assets and liabilities is based on substantially enacted tax rates and laws that will be in effect when the temporary differences are expected to reverse (Note 11).

Financial instruments

The Company does not hold or issue financial instruments for trading purposes. Amounts receivable or payable under currency swaps, utilized as hedges, are included in the statement of financial position as either long-term assets or long-term liabilities. Foreign exchange gains or losses on the related hedged assets or liabilities are included in the carrying amount of such assets and liabilities, and are matched against the related gains and losses on the currency swaps.

Costs for purchased interest rate swap agreements are amortized to interest expense over the term of the swaps. Unamortized costs are included in other assets in the statement of financial position. Payments and receipts under interest rate swap contracts are recognized as adjustments to interest expense.

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share

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

Stock-based compensation plans

The Company has two stock-based compensation plans, which are described in Note
9. No compensation expense is recognized for these plans when stock options are issued to employees or directors. Any consideration paid by employees on exercise of stock options is credited to share capital.

2. Acquisitions

The Company has acquired clinical laboratories and has accounted for these acquisitions using the purchase method.

The purchase price has been allocated as follows:

December 31,
--------------------------------------------------------------------------------
(in thousands of U.S. dollars)                          2001              2000
--------------------------------------------------------------------------------
Capital and other assets                      $          300    $        4,705
Goodwill                                              17,870            36,172
--------------------------------------------------------------------------------
Net assets                                    $       18,170    $       40,877
================================================================================
Purchase consideration:
Cash                                          $       11,580    $       38,497
Promissory notes payable                               2,077             1,326
Short-term liabilities                                 4,513             1,054
--------------------------------------------------------------------------------
                                              $       18,170    $       40,877
================================================================================

On October 31, 2001, the Company purchased the remaining 50% partnership interest in the Texas Partnership from its partner Memorial Health Ventures for a purchase price of $7.2 million. The purchase price consideration included cash of $2.0 million, promissory notes payable of $1.0 million and an assumption of net short-term liabilities of $4.2 million. The goodwill arising on the acquisition of $7.2 million is not subject to amortization. This accounting treatment is in accordance with the Canadian Institute of Chartered Accountants Handbook Section, Goodwill and other Intangible Assets - 3062 (CICA - 3062), which states that acquisitions of goodwill and intangible assets made after June 30, 2001 and deemed to have an indefinite life, will no longer be amortized but will be subject to annual impairment tests. All other goodwill and other intangible assets acquired prior to or as of June 30, 2001, continued to be amortized during the year ended December 31, 2001. Beginning on January 1, 2002, all goodwill and other intangible assets deemed to have an indefinite life will no longer be amortized but will be subject to annual impairment tests.

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2001, the Company through two of its partnerships in the United States, purchased the laboratory assets and operations of two laboratories located in Texas and Illinois for a purchase price of $2.3 million. The purchase price consideration included cash of $1.2 million, short-term liabilities of $0.1 million and a promissory note payable of $1.0 million. The goodwill arising on these acquisitions of $2.3 million is being amortized over terms ranging from 3 to 30 years. Additionally, in July 2001, the Company through a joint venture in the United States purchased the laboratory assets and operations of another laboratory in Illinois. The purchase price consideration was cash of $0.4 million. The goodwill arising on the acquisition of $0.4 million is being amortized over 15 years.

On March 1, 2001, the Company purchased the laboratory assets and operations of Medical Arts Laboratory located in Oklahoma for a purchase price of $7.7 million. The purchase price consideration included cash of $7.5 million and short-term liabilities of $0.2 million. The goodwill arising on the acquisition of $7.5 million is being amortized over 40 years.

In March 2000, the Company acquired the outstanding common shares of a clinical laboratory located in Alabama for a purchase price of $23.8 million. The purchase price consideration included cash of $22.0 million, long-term debt of $1.2 million and short-term liabilities of $0.6 million. The goodwill arising on the acquisition of $20.9 million is being amortized over 40 years.

In addition, during 2000 the Company purchased the assets and operations of five clinical laboratory operations located in the United States for a purchase price of $14.7 million. The purchase price consideration included cash of $14.1 million, promissory notes payable of $0.1 million and short-term liabilities of $0.5 million. The goodwill arising on these acquisitions of $14.3 million is being amortized over periods ranging from 15 to 40 years. Also during 2000, the Company entered into a partnership with a hospital located in Pennsylvania. The Company's capital contribution to the partnership was cash of $2.4 million. The goodwill arising on the partnership formation of $1.0 million is being amortized over 30 years.

Results of operations of the above acquisitions have been included in the statement of operations from the respective dates of acquisition.

On October 1, 2000, the Company sold its direct ownership interests of certain of its operations located in Texas to the Texas Partnership for proceeds of $17.6 million which represented the value of the Company's investment in these operations. The purchase price for these acquisitions was financed by the Company and in return the Company received preferred partnership units on which it was entitled to earn a 20% return. The preferential partnership units had proposed terms of repayment of three years or more subject to certain provisions in the capital contribution agreement. Immediately following the Company's purchase of the remaining 50% partnership interest in the Texas Partnership, the Company's preferred partnership units, including the accrued investment income on these units, were converted into capital units of the partnership.

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. CAPITAL ASSETS

December 31,
----------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                                2001               2000
----------------------------------------------------------------------------------------------------------------------
Land                                                                                $        3,493     $        3,665
Buildings                                                                                    8,783              9,123
Medical equipment                                                                           19,867             15,491
Leasehold improvements                                                                      14,206             10,964
Furniture and fixtures                                                                       5,038              4,046
Computer equipment                                                                          38,053             30,102
Vehicles                                                                                     1,098                692
----------------------------------------------------------------------------------------------------------------------
                                                                                            90,538             74,083
Accumulated depreciation                                                                 (38,816)             (28,176)
----------------------------------------------------------------------------------------------------------------------
                                                                                    $       51,722      $      45,907
======================================================================================================================
4. LICENSES AND GOODWILL

December 31,
----------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                                2001               2000
----------------------------------------------------------------------------------------------------------------------
Licenses                                                                            $      149,038     $      157,820
Goodwill                                                                                   156,915            133,794
----------------------------------------------------------------------------------------------------------------------
                                                                                           305,953            291,614
Accumulated amortization and impairment (1)                                               (124,722)          (124,923)
----------------------------------------------------------------------------------------------------------------------
                                                                                    $      181,231     $      166,691
======================================================================================================================

(1) During 1997, the Company completed a major review of its laboratory operations and as a result of certain adverse changes in the clinical laboratory industry and its businesses, an impairment charge of $79.4 million was recorded.

5. Other assets

December 31,
----------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                                2001               2000
----------------------------------------------------------------------------------------------------------------------
Investments and property held for sale                                              $        6,773     $       19,305
Currency swap receivable                                                                    12,373              7,312
Amounts receivable                                                                           3,374              4,422
Deferred financing costs (1)                                                                 6,508              8,873
----------------------------------------------------------------------------------------------------------------------
                                                                                    $       29,028     $       39,912
======================================================================================================================


(1) Net of accumulated amortization of $7.5 million at December 31, 2001 (2000 - $6.0 million).

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. BANK INDEBTEDNESS

The Company has a $35.0 million revolving credit facility for working capital purposes in the United States which can be drawn to a maximum amount of the lesser of i) $35.0 million or ii) 80% of all eligible receivables plus 50% of eligible inventory. The Company has pledged the accounts receivable and inventory of the Company's U.S. wholly owned subsidiaries as collateral for this facility. This facility matures on September 12, 2002, and bears interest at a fluctuating rate per annum as follows: i) prime rate loans, at U.S. prime plus the applicable margin in effect and ii) Euro loans, at adjusted Euro rate plus the applicable Euro margin.

In Canada, the Company has revolving credit facilities for working capital purposes totaling approximately Cdn$23.3 million ($14.6 million). Collateral for these operating facilities consists of an assignment of certain accounts receivable and inventory. Interest on these credit facilities varies between Canadian prime rate and prime plus 2%.

For the year ended December 31, 2001, interest on the Company's operating loans amounted to $0.3 million (2000 - $1.6 million, 1999 - $0.6 million).

7. LONG-TERM DEBT

December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                                   2001          2000
--------------------------------------------------------------------------------------------------------------------
$195 million (2000--$195 million) senior unsecured notes payable, interest at
  10.75% maturing in 2006 and other long-term debt with interest ranging from
  0% to 10.1% maturing through 2006                                                    $      204,076 $     208,200
Less: current portion                                                                          (2,265)       (5,913)
--------------------------------------------------------------------------------------------------------------------
                                                                                       $      201,811 $     202,287
====================================================================================================================

The senior unsecured notes are redeemable in whole or in part at the option of the Company on or after January 15, 2001, at a premium redemption price of 105.375% decreasing to par on January 15, 2004 and thereafter. The indenture governing the senior unsecured notes contains certain restrictions including restrictions on the payment of dividends and the incurrence of additional indebtedness.

At December 31, 2001, long-term debt includes Canadian denominated debt totaling Cdn$6.0 million ($3.7 million) (2000 - Cdn$6.8 million ($4.5 million)).

For the year ended December 31, 2001, interest on long-term debt amounted to $20.1 million (2000 - $21.2 million, 1999 - $20.2 million). For the year ended December 31, 2001, the average interest rate on bank indebtedness and long-term debt including the effect of the interest rate swaps was 9.8% (2000 - 10.3%, 1999 - 10.4%).

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The long-term debt at December 31, 2001, is repayable as follows:

(in thousands of U.S. dollars)
-------------------------------------------------------------------------------
2002                                                                 $  2,265
2003                                                                    2,723
2004                                                                    1,819
2005                                                                      425
2006                                                                  195,160
Thereafter                                                              1,684
-------------------------------------------------------------------------------
                                                                     $204,076
===============================================================================

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

Under interest rate swaps, the Company agrees with its counterparty to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. The amounts exchanged are based on the notional amounts, however, the notional amounts do not represent the Company's exposure to credit or market loss. The net effect of the swaps is to convert certain fixed rate liabilities which mature in 2006 to fixed and variable rate liabilities.

The counterparty to the financial instruments is an international financial institution. The Company has not obtained collateral or other security to support the financial instruments. Although the Company is potentially exposed to credit loss, it does not anticipate nonperformance by the counterparty given its high credit rating.

On January 24, 1996, the Company entered into a currency and interest rate swap agreement, with a ten-year term to January 15, 2006, whereby $85.0 million of long-term debt was swapped into $116.5 million Canadian dollar denominated debt.

On February 29, 2000, Dynacare Inc. entered into cross currency and interest rate swap agreements due January 15, 2006, whereby Dynacare Inc. has swapped $85.5 million Canadian dollar denominated receivables due from certain of its subsidiaries for $58.9 million. These same subsidiaries have swapped in aggregate $85.5 million Canadian dollar denominated debt due to Dynacare Inc. into $58.9 million.

As at December 31, 2001, the Company has entered into a number of interest rate swaps. The net effect is to convert fixed rate debt, which mature in 2006 to fixed and variable rate debt with maturity terms ranging from three months to four years with a weighted average interest rate of 9.8% (2000 - 11.0%). At maturity, both fixed and variable rate swaps are automatically renewable at the option of the Company.

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The only financial instrument that potentially subjects the Company to concentrations of credit risk is accounts receivable. However, this credit risk is reduced as a significant amount of accounts receivable are from hospitals under long-term contracts in the United States and government agencies in Canada. The Company does not foresee a credit risk associated with receivables from hospitals in the United States and government agencies in Canada. The Company believes that the allowance for doubtful accounts is adequate to provide for normal credit losses with respect to its remaining accounts receivable.

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

The fair value of interest rate and currency swaps is based on quoted market prices from financial institutions for similar financial instruments.

At December 31, 2001, the estimated fair value for the long-term debt is $211.3 million (2000 - $197.1 million). The estimated fair value of favorable currency and interest rate swaps at December 31, 2001, is $27.5 million (2000 - $12.6 million) and the estimated fair value of unfavorable currency and interest rate swaps is $9.3 million (2000 - $5.3 million).

9. CAPITAL STOCK

The Company's share capital is comprised as follows:
December 31,
------------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                                    2001            2000
------------------------------------------------------------------------------------------------------------------------
Authorized
Unlimited number of common shares Issued and outstanding common shares:
  Common shares (2001- 19,278,977; 2000 - 16,883,914)                                          $122,855         $ 98,357
------------------------------------------------------------------------------------------------------------------------
                                                                                               $122,855         $ 98,357
========================================================================================================================

On November 16, 2001, the Company completed a public offering of its common shares. The Company issued 2,300,000 common shares for total proceeds of $25.3 million (before after tax costs of $1.4 million). In addition, as part of the equity offering principal shareholders of the Company sold 2,300,000 common shares for gross proceeds of $25.3 million.

On November 22, 2000, the Company completed an initial public offering of its common shares. The Company issued 5,003,000 of common shares for total proceeds of $50.0 million (before after tax costs of $3.6 million).

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon the closing of the Company's initial public offering of its common shares, the Company converted all of its outstanding classes of common shares (including common shares issuable upon exercise of the Company's stock options) into a single class of common shares on a one-for-one basis and completed a 0.6927-for-1 reverse stock split of all its outstanding common shares (including common shares issuable upon exercise of the Company's stock options). As a result of the conversion and reverse stock split, 8,636,790 Class B common shares and 8,514,811 Class C common shares were exchanged into 11,880,914 common shares of the Company. All prior years capital stock and stock option information presented has been adjusted for the Company's special and common share conversion and reverse stock split.

On September 28, 2000, all of the Company's outstanding special shares were converted into Class B common shares and Class C common shares at a rate of
1.5504 Class B or C common shares for each special share. Additionally, on September 28, 2000, the Company by the way of a Board of Directors resolution increased its stated capital by $0.8 million on 666,720 Class B common shares.

Under executive and employee stock option plans, the Company may grant stock options to its executives and employees for up to 2,909,340 common shares.

A summary of the status of the Company's stock option plans for common shares is presented below:

(i) Stock options for common shares - Executive Stock Option Plan
December 31,
------------------------------------------------------------------------------------------------------------------------
                                                      2001                     2000                     1999
------------------------------------------------------------------------------------------------------------------------
                                                          Weighted-               Weighted-                 Weighted-
                                                           average                 average                   average
                                               Stock       exercise     Stock      exercise     Stock       exercise
                                              options       price      options      price      options        price
------------------------------------------------------------------------------------------------------------------------
Outstanding at
  beginning of year                            1,454,669 Cdn  $  9.38  1,454,669 Cdn  $  9.38  1,420,034  Cdn  $   9.31
Granted                                                -            -          -            -     34,635  Cdn  $  12.27
Exercised                                              -            -          -            -          -              -
Cancelled                                              -            -          -            -          -              -
------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                     1,454,669 Cdn  $  9.38  1,454,669 Cdn  $  9.38  1,454,699  Cdn  $   9.38
========================================================================================================================


------------------------------------------------------------------------------------------------------------------------
Stock options exercisable at year-end          1,454,699 Cdn  $  9.38  1,454,669 Cdn  $  9.38    581,868  Cdn  $   9.38
------------------------------------------------------------------------------------------------------------------------

Weighted-average fair value of stock
  options granted during the year                             $   Nil                 $   Nil             Cdn  $   2.01
------------------------------------------------------------------------------------------------------------------------


The contractual remaining life of the stock options outstanding at December 31, 2001, is approximately five years.

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ii) Stock options for common shares - Employee Stock Option Plan

December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                2001                         2000                         1999
---------------------------------------------------------------------------------------------------------------------------
                                                     Weighted-                    Weighted-                    Weighted-
                                                      average                      average                      average
                                        Stock        exercise        Stock        exercise        Stock        exercise
                                       options         price        options         price        options         price
---------------------------------------------------------------------------------------------------------------------------
Outstanding at
   beginning of year                     306,507   Cdn  $  11.02      393,107   Cdn $   10.91      304,788   Cdn $    9.31
Granted                                  631,400        $   9.89           -                -      102,173   Cdn $   15.49
Exercised                                (95,063)  Cdn  $   9.48           -                -           -                -
Cancelled                                (90,325)  Cdn  $  13.92      (86,600)  Cdn $   10.55      (13,854)  Cdn $    9.31
---------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year               752,519         (1)          306,507   Cdn $   11.02      393,107   Cdn $   10.91
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
Stock options exercisable at
year-end                                  89,880         (1)          145,114   Cdn $   10.18       81,739   Cdn $    9.31
---------------------------------------------------------------------------------------------------------------------------

Weighted-average fair value of stock
  options granted during the year                       $   9.89                    $     Nil                Cdn $    2.53
===========================================================================================================================

(1) Employee stock options outstanding and stock options exercisable as of December 31, 2001 have a weighted average exercise price of $9.34 (Cdn$14.47) and $7.14 (Cdn$11.06), respectively.

The contractual remaining life of the stock options outstanding at December 31, 2001 is approximately four years for 118,973 stock options and approximately six years for the balance of 633,546 stock options. The stock options vest as to 20% each year on the anniversary date of the stock option grant.

10.  SEVERANCE, RELOCATION AND OTHER CHARGES

Upon the completion of the Company's initial public offering of its common shares in November 2000, the Company recorded severance, relocation and other charges of $6.7 million. These charges are as follows:

         Severance, lease termination and other costs of $1.9 million related to the relocation of the Company's corporate offices from Toronto, Canada to Dallas, Texas. As at December 31, 2001, and December 31, 2000, $1.4 million and $0.3 million, respectively, of these costs were paid;

         Termination costs of $0.8 million to terminate an employment contract with a senior executive officer. As at December 31, 2000, $0.8 million of these costs were paid;

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

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Severance, relocation and other charges of $0.2 million no longer considered payable have been reflected in the Company's statement of operations for the year ended December 31, 2001.

11.  INCOME TAXES

a) Deferred income tax expense for the year ended December 31, 2001 was reduced by $3.0 million due to enacted tax rate reductions of 6% announced by the Ontario provincial government on May 9, 2001. The tax rate reduction will be phased in over the period of 2002 to 2005.

Deferred income tax expense for the year ended December 31, 2000 was reduced by $6.1 million due to enacted tax rate reductions announced by the Canadian federal and provincial governments in 2000. These tax rate reductions are being phased in over the period of 2001 to 2005.

The income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 reflect a $1.2 million, $2.5 million and $0.9 million, respectively, reduction in the Company's valuation allowance thereby recognizing the benefit of certain deferred tax assets. It is the Company's expectation that under its current business strategy it will generate sufficient taxable income to fully realize these tax benefits.

b) The provision for income taxes differs from the amount computed by applying the Canadian corporate tax rates to income before income taxes. The reason for this difference is as follows:

Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------------
(in millions of U.S. dollars)                                                      2001             2000           1999
--------------------------------------------------------------------------------------------------------------------------
Canadian corporate income tax rate                                               42.12%           43.95%           44.62%
--------------------------------------------------------------------------------------------------------------------------
Provision for income taxes based on corporate income tax rate            $         6.2   $         1.0   $         4.7
Increase (decrease) in taxes resulting from:
Non-deductible licenses and goodwill amortization                                  0.2             0.2               -
Non-deductible expenses                                                            0.2             0.5             0.2
Loss (income) from U.S. sources taxed at lower tax rates                          (1.6)            0.7            (0.2)
Minimum corporate tax (not calculated on the basis of income)                      0.6             0.5             0.4
Reduction in valuation allowance                                                  (1.2)           (2.5)           (0.9)
Substantively enacted tax rate reductions                                         (3.0)           (6.1)              -
U.S. state income taxes, net of  U.S. federal benefit                              1.3             1.5             0.7
Other income tax items                                                             0.2             0.4               -
--------------------------------------------------------------------------------------------------------------------------
Provision for income tax expense (benefit) as recorded                   $         2.9   $       (3.8)   $         4.9
==========================================================================================================================

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c) The principal items giving rise to the deferred portion of income tax expense (benefit) are as follows:

Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                    2001           2000           1999
---------------------------------------------------------------------------------------------------------------------
Net operating loss carryforwards                                         $       1,057 $       (4,016  $      (5,472)
Deferred deductions                                                              2,103         (3,146)        (2,179)
Deferred financing and restricted interest
  carryforwards                                                                    452          2,725            741
Deferred earnings                                                               (1,835)         2,144          9,175
Licenses and goodwill                                                              328          1,058            134
Capital and other assets                                                         1,812          2,955            698
Substantively enacted tax rate reductions                                       (3,000)        (6,089)             -
---------------------------------------------------------------------------------------------------------------------
                                                                                   917         (4,369)         3,097
Reduction in valuation allowance                                                (1,178)        (2,464)          (915)
---------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)                                             $        (261)$       (6,833) $       2,182
=====================================================================================================================

d) The geographical components of earnings (loss) before income taxes are summarized below:

Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                    2001           2000          1999
--------------------------------------------------------------------------------------------------------------------

United States                                                            $      (1,052)$       (5,851)$       3,718
Canada                                                                          15,646          8,087         6,811
--------------------------------------------------------------------------------------------------------------------
                                                                         $      14,594 $        2,236 $      10,529
====================================================================================================================


e) The provision for income tax expense (benefit) is summarized as follows:

Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                    2001          2000           1999
--------------------------------------------------------------------------------------------------------------------
Current:
United States                                                            $       2,648 $       2,658  $       1,497
Canada                                                                             490           386          1,209
--------------------------------------------------------------------------------------------------------------------
                                                                                 3,138         3,044          2,706
--------------------------------------------------------------------------------------------------------------------
Deferred:
United States                                                                   (1,236)       (4,890)          (299)
Canada                                                                             975        (1,943)         2,481
--------------------------------------------------------------------------------------------------------------------
                                                                                  (261        (6,833)         2,182
--------------------------------------------------------------------------------------------------------------------
                                                                         $       2,877 $      (3,789) $       4,888
====================================================================================================================

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


f) The Company's deferred tax assets and liabilities are as follows:

December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                     2001          2000         1999
--------------------------------------------------------------------------------------------------------------------
Current deferred tax assets:
Net operating loss carryforwards                                          $       7,931 $      11,427 $     13,417
Deferred deductions                                                               5,507         7,913        4,035
--------------------------------------------------------------------------------------------------------------------
                                                                                 13,438        19,340       17,452
--------------------------------------------------------------------------------------------------------------------
Non-current deferred tax assets:
Net operating loss carryforwards                                                  9,481         7,678        1,852
Unrealized foreign exchange losses                                                1,053           496            -
Deferred financing and restricted interest
  carryforwards                                                                   1,358         1,555        1,989
--------------------------------------------------------------------------------------------------------------------
                                                                                 11,892         9,729        3,841
--------------------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                        25,330        29,069       21,293

Valuation allowance for deferred tax assets                                           -        (1,178      (3,642)
--------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                   $      25,330 $      27,891 $     17,651
====================================================================================================================

Current deferred tax liability:
Deferred earnings                                                         $      21,178 $      24,345 $     22,480
--------------------------------------------------------------------------------------------------------------------

Non-current deferred tax liabilities:
Licenses and goodwill                                                            25,487        29,691       35,120
Capital and other assets                                                          8,979         8,429        5,300
--------------------------------------------------------------------------------------------------------------------
                                                                                 34,466        38,120       40,420
--------------------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                            $      55,644 $      62,465 $     62,900
====================================================================================================================

Net current deferred tax liabilities                                      $       7,740 $       5,005 $      5,028
Net non-current deferred tax liabilities                                         22,574        29,569       40,221
--------------------------------------------------------------------------------------------------------------------
Total net deferred tax liabilities                                        $      30,314 $      34,574 $     45,249
====================================================================================================================

g) At December 31, 2001, the Company had net operating losses available for carryforward in the amount of $20.8 million and $27.0 million in the United States and Canada, respectively (2000 - $9.1 million and $35.6 million) to offset against taxable income in future years. These losses expire periodically to 2008 and 2021 for Canada and the United States, respectively.

12. PENSION PLAN

The Company participates in a defined contribution 401(k) plan, which covers all United States employees meeting certain eligibility requirements. The Company matches employee contributions to the 401(k) plan at a rate of up to a 100% of the first 2% of the employee's salary, subject to the Internal Revenue Service annual contribution limits. In addition, the Company contributes an employer profit sharing amount of 1% of the employee's salary as defined by the plan. For the years ended December 31, 2001, 2000 and 1999, the Company's expense related to the 401(k) plan totaled $2.2 million, $1.8 million and $1.2 million, respectively.

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company participates in various group retirement savings plans in Canada. Generally, the Company matches employee contributions to these plans at a rate of up to 3% of the employee's salary. The Company's expense related to these plans for the years ended December 31, 2001, 2000 and 1999 totaled $0.6 million, $0.5 million and $0.3 million, respectively.

13. RELATED PARTY TRANSACTIONS

For the years ended December 31, 2001, 2000 and 1999 consulting fees charged to the Company by shareholders were $Nil, $0.6 million and $0.7 million, respectively. These arrangements were terminated upon completion of the Company's initial public offering in 2000.

14. COMMITMENTS

The Company is committed under existing operating leases at December 31, 2001, to the following payments:

(in thousands of U.S. dollars)
---------------------------------------------------------------------------
2002                                                        $       14,329
2003                                                        $       11,436
2004                                                        $        8,899
2005                                                        $        7,415
2006                                                        $        5,721
Thereafter                                                  $       35,052

15. CONTINGENCIES

In January 2002, one of the Company's partnerships entered into a new lease, which may result in the early termination of its existing lease. An estimate of the lease termination cost, if any, is not currently determinable.

In 1995, the Company sold its retirement homes division. On the sale of one of the retirement homes, the purchaser assumed two mortgages with a total balance of $11.7 million at December 31, 2001, (2000 - $12.3 million). The Company has not been formally discharged from the mortgages, however, the Company has been indemnified by the purchaser and does not expect non-performance. The mortgages bear interest at 10.0% per annum and are repayable in 2003 and 2004.

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

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SEGMENTED INFORMATION

Management has determined that the Company operates in two geographic segments, the provision of clinical laboratory services in the United States and Canada.

As at and for the year ended December 31,
---------------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                                     2001
---------------------------------------------------------------------------------------------------------------------------
                                                                                          U.S.        Canada         Total
---------------------------------------------------------------------------------------------------------------------------
Revenues                                                                        $      297,334 $     105,025 $     402,359
Net earnings (loss)                                                             $       (2,464 $      14,181 $      11,717
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                    $      230,162 $     154,163 $     384,325
Capital assets and licenses and goodwill                                        $      145,332 $      87,621 $     232,953
Purchase of capital assets - net                                                $       10,255 $       2,118 $      12,373
---------------------------------------------------------------------------------------------------------------------------
Laboratory revenue by payor type:
  Canadian government agencies                                                  $            - $      94,293 $      94,293
  Long-term hospital contracts                                                  $       57,180 $           - $      57,180
  Community (non-hospital) and other                                            $      240,154 $      10,732 $     250,886
---------------------------------------------------------------------------------------------------------------------------


As at and for the years ended December 31,
---------------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                              2000                                     1999
---------------------------------------------------------------------------------------------------------------------------
                                                U.S.          Canada        Total         U.S.        Canada        Total
---------------------------------------------------------------------------------------------------------------------------
Revenues                                 $     250,747 $     102,172 $     352,919$     173,566 $      99,111 $    272,677
Net earnings (loss)                      $      (3,619 $       9,644 $       6,025$       2,519 $       3,122 $      5,641
---------------------------------------------------------------------------------------------------------------------------
Total assets                             $     214,476 $     134,500 $     348,976$     133,287 $     155,232 $    288,519
Capital assets and licenses and goodwill $     117,541 $      95,057 $     212,598$      75,448 $      98,522 $    173,970
Purchase of capital assets - net         $      12,302 $       2,463 $      14,765$       8,667 $       2,323 $     10,990
---------------------------------------------------------------------------------------------------------------------------
Laboratory revenue by payor type:
  Canadian government agencies           $           - $      90,405 $      90,405$           - $      87,645 $     87,645
  Long-term hospital contracts           $      52,232 $       1,863 $      54,095$      49,056 $       2,129 $     51,185
  Community (non-hospital) and
    other                                $     198,515 $       9,904 $     208,419$     124,510 $       9,337 $    133,847
---------------------------------------------------------------------------------------------------------------------------

17. Consolidated statements of cash flows

Supplementary disclosure required for the Company's consolidated statements of cash flows is as follows:

Income taxes paid

For the year ended December 31, 2001, income taxes paid by the Company were $4.8 million (2000 - $4.2 million, 1999 - $3.2 million).

Interest payments

For the year ended December 31, 2001, interest paid by the Company was $21.9 million (2000 - $18.8 million, 1999 - $18.5 million).

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations

The Company's total purchase price consideration for acquisitions made in 2001, 2000, and 1999 was $18.2 million, $40.9 million and $27.3 million, respectively. The Company did not acquire cash in any of its acquisitions. The total purchase price consideration was comprised of cash paid of $11.6 million (2000 - $38.5 million, 1999 - $20.8 million), promissory notes payable of $2.1 million (2000 - $1.3 million, 1999 - $6.2 million), and the assumption of short-term liabilities of $4.5 million (2000 - $1.1 million, 1999 - $0.3 million).

Capital assets

For the year ended December 31, 2001, capital assets were acquired at an aggregate cost of $12.4 million (2000 - $14.8 million, 1999 - $11.0 million) of which $0.6 million (2000 - $0.9 million, 1999 - $Nil) were financed by means of capital leases.

Cash and cash equivalents

December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                             2001             2000             1999
--------------------------------------------------------------------------------------------------------------------
Cash                                                              $      13,146   $        7,850   $        2,057
Short-term investments with initial maturities of three
  months or less at acquisition                                          16,856           10,249           14,270
--------------------------------------------------------------------------------------------------------------------
                                                                  $      30,002   $       18,099   $       16,327
====================================================================================================================


Change in non-cash working capital

Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                             2001             2000             1999
--------------------------------------------------------------------------------------------------------------------
Accounts receivable                                               $      (4,178)  $       (1,395)  $      (21,876)
Prepaid expenses                                                           (339)           2,897              (21)
Inventory                                                                (2,729)             273           (2,042)
Accounts payable and accrued liabilities                                    734            3,393            7,833
--------------------------------------------------------------------------------------------------------------------
                                                                  $      (6,512)  $        5,168   $      (16,106)
====================================================================================================================

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Earnings per share

Earnings per share data was computed as follows:

Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars,
except for share and per share amounts)                                          2001           2000           1999
--------------------------------------------------------------------------------------------------------------------
Basic earnings per share
Net earnings                                                           $       11,717 $        6,025 $        5,641
--------------------------------------------------------------------------------------------------------------------
  Weighted average number of common shares outstanding
    during the year                                                        17,211,138     12,482,368     11,880,914
--------------------------------------------------------------------------------------------------------------------

Basic earnings per share                                               $         0.68 $         0.48 $         0.47
====================================================================================================================
Diluted earnings per share
Net earnings                                                           $       11,717 $        6,025 $        5,641
--------------------------------------------------------------------------------------------------------------------
  Weighted average number of common shares outstanding
    during the year                                                        17,211,138     12,482,368     11,880,914
  Stock options                                                               674,042        661,603        583,191
--------------------------------------------------------------------------------------------------------------------
                                                                           17,885,180     13,143,971     12,464,105
--------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                             $         0.66 $         0.46  $        0.45
====================================================================================================================

19. MAJOR CUSTOMERS

The Company's laboratories in Canada are subject to certain regulatory controls issued by the Ontario Ministry of Health and Long-Term Care and the Ministry of Health and Wellness, Province of Alberta. Revenues received from government agencies approximates 23% of total revenues for the year ended December 31, 2001 (26% in 2000). As at December 31, 2001 and 2000 approximately 16% and 17%, respectively, of accounts receivable were due from these government agencies.

In the United States, the Company earns a portion of its revenues from U.S. government agencies (Medicare/Medicaid). These revenues constituted approximately 14% of total revenues for the year ended December 31, 2001 (13% in 2000). As at December 31, 2001 and 2000 approximately 21% and 18%, respectively, of accounts receivable were due from the Medicare/Medicaid programs.

In arriving at net revenues, certain allowances and discounts are deducted relating to the Company's reimbursement agreement with the Ontario government in Canada and contractual allowances for certain payors in the United States. The laboratory industry in Ontario is subject to an agreement with the provincial government wherein each laboratory is allocated a fixed share of the overall industry reimbursement each year. Factors can arise to cause an individual laboratory to receive more than its pro rata share of reimbursement obligating it to repay the Ontario government for such excess. An estimate of the excess is withheld by the Ontario government from monthly payments made to the Company with any residual amounts payable being settled subsequent to year end. In the United States, payment arrangements for laboratory services performed for certain payors include prospectively determined rates for service, discounted charges, capitation and other arrangements.

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of these allowances and discounts and the resultant reserve on the balance sheet requires estimates and assumptions based on a number of different factors including the Company's past experiences. Despite the use of the Company's best estimates, it is reasonably possible that these amounts could change based on experience and other factors. Allowances and discounts of $181.2 million, $138.1 million and $71.9 million for the years ended December 31, 2001, 2000 and 1999, respectively, have been deducted in arriving at net revenues. Included in accounts receivable as at December 31, 2001, 2000 and 1999, are allowances and discounts of $56.9 million, $50.2 million, and $26.6 million, respectively.

The laws and regulations governing these programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates could change by a material amount in the near term.

20. JOINT VENTURES AND PARTNERSHIPS

The Company conducts certain of its businesses through incorporated and unincorporated partnerships in which the Company has a 73% or less interest. Condensed combined statements of financial position, statements of operations and statements of cash flows based on the Company's proportionate interests in these partnerships are presented below. Certain costs recorded at the corporate level, have not been allocated to the operating results of the partnerships.

December 31,
-------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                           2001          2000          1999
-------------------------------------------------------------------------------------------
Current assets                                 $       21,174 $      27,088 $      28,293
Other assets                                           99,082       116,229       106,916
-------------------------------------------------------------------------------------------
                                                      120,256       143,317       135,209
-------------------------------------------------------------------------------------------
Current liabilities                                    13,689        13,712        12,855
Long-term debt                                          2,384         2,883         2,939
-------------------------------------------------------------------------------------------
                                                       16,073        16,595        15,794
-------------------------------------------------------------------------------------------
Net investment in partnerships                 $      104,183 $     126,722 $     119,415
===========================================================================================


Years Ended December 31,
-------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                           2001          2000          1999
-------------------------------------------------------------------------------------------
Revenues                                       $      164,429 $     149,412 $     137,633
General and operating expenses                        127,416       113,660       100,833
Depreciation                                            3,894         3,262         3,108
Amortization of licenses and goodwill                   2,469         2,210         2,265
-------------------------------------------------------------------------------------------
Earnings before income taxes                   $       30,650 $      30,280 $      31,427
===========================================================================================

Cash provided by operating activities          $       30,962 $      35,689 $      33,678
-------------------------------------------------------------------------------------------
Cash used in investing activities              $       (2,482 $     (14,788 $      (2,858)
-------------------------------------------------------------------------------------------
Cash used in financing activities              $      (29,292 $     (23,944 $     (31,136)
-------------------------------------------------------------------------------------------

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. DIFFERENCES BETWEEN U.S. AND CANADIAN GENERALLY ACCEPTED ACCOUNTING
PRINCIPLES

The effects on the Company's consolidated financial statements resulting from the differences between Canadian and U.S. generally accepted accounting principles ("GAAP") as described in 21(a) to 21(j) are presented in the consolidated financial information that follows:

CONSOLIDATED BALANCE SHEETS (A) - U.S. GAAP

December 31,
------------------------------------------------------------------------------
(in thousands of U.S. dollars)                            2001           2000
------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                     $         26,831 $       17,856
Accounts receivable                                     54,626         39,225
Prepaid expenses                                         2,294          1,844
Inventory                                                8,380          4,797
Deferred income taxes                                    5,059          5,956
------------------------------------------------------------------------------
Total current assets                                    97,190         69,678
------------------------------------------------------------------------------
Capital assets                                          41,641         30,899
Goodwill                                               103,521         76,989
Other assets                                            31,648         37,268
Equity investments                                     104,183        125,141
------------------------------------------------------------------------------
                                                       280,993        270,297
------------------------------------------------------------------------------
                                              $         378,183 $     339,975
==============================================================================
LIABILITIES
Current liabilities:
Accounts payable                              $          9,133  $       4,323
Accrued liabilities                                     26,995         28,346
Current portion of deferred income taxes                12,799         10,961
Current portion of long-term debt                        1,872          5,524
------------------------------------------------------------------------------
Total current liabilities                               50,799         49,154
Long-term debt                                         205,532        199,716
Deferred income taxes                                   21,485         34,534
------------------------------------------------------------------------------
                                                       277,816        283,404
------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Capital stock                                          126,173        101,514
Deficit                                                (30,531)       (47,785)
------------------------------------------------------------------------------
                                                        95,642         53,729
Accumulated other comprehensive earnings                 4,725          2,842
------------------------------------------------------------------------------
                                                       100,367         56,571
------------------------------------------------------------------------------
                                              $        378,183 $      339,975
==============================================================================

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (A) - U.S. GAAP

Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars, except for share and per share                2001            2000           1999
amounts)
-------------------------------------------------------------------------------------------------------------------
Revenues                                                            $      237,929 $      203,922 $      134,581
Earnings from equity investments                                            30,676         29,565         30,364
-------------------------------------------------------------------------------------------------------------------
                                                                           268,605        233,487        164,945
-------------------------------------------------------------------------------------------------------------------
General and operating expenses                                             223,662        192,811        128,793
Depreciation                                                                 8,179          8,095          5,225
Amortization of goodwill                                                     2,645          2,337          1,728
Severance, relocation and other charges                                         -           6,750              -
-------------------------------------------------------------------------------------------------------------------
                                                                           234,486        209,993        135,746
-------------------------------------------------------------------------------------------------------------------
Operating earnings                                                          34,119         23,494         29,199
Interest expense                                                            19,920         22,124         18,949
-------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                14,199          1,370         10,250
-------------------------------------------------------------------------------------------------------------------
Income taxes expense (benefit):
  Current                                                                    3,138          3,030          2,701
  Deferred                                                                  (6,193)          (866)         2,159
-------------------------------------------------------------------------------------------------------------------
                                                                            (3,055          2,164          4,860
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                         17,254           (794)         5,390
Other comprehensive earnings, net of tax                                     1,883          1,516            327
-------------------------------------------------------------------------------------------------------------------
Comprehensive earnings                                              $       19,137 $          722 $        5,717
===================================================================================================================

Earnings (Loss) Per Share
-------------------------------------------------------------------------------------------------------------------
  Basic                                                             $         1.00  $      (0.06) $         0.45
===================================================================================================================
  Diluted                                                           $            0  $      (0.06) $         0.43
===================================================================================================================

Weighted average number of
  common shares outstanding-Basic                                      17,211,138      12,482,368     11,880,914
===================================================================================================================
Weighted average number of
  common shares outstanding-Diluted                                     17,885,180     13,143,971     12,464,105
===================================================================================================================

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows(a) - U.S. GAAP

 Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                  2001           2000            1999
---------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings (loss)                                                   $       17,254  $        (794) $        5,390
Adjustments to reconcile net earnings (loss) to
  net cash provided by (used in) operating activities:
      Depreciation                                                             8,179          8,095           5,225
      Amortization of goodwill                                                 2,645          2,337           1,728
      Deferred income taxes                                                   (6,193)          (866)          2,159
      Severance, relocation and other charges                                     -           3,021               -
      Equity earnings (net of distributions to
        partners)                                                             (2,021)         4,418          (6,150)
      Gain on sale of capital assets                                               -           (110)            (11)
      Stock compensation                                                         161            660               -
      Change in assets and liabilities, net of effects of
acquisitions:
        Accounts receivable                                                   (1,385)        (3,037)        (18,129)
        Prepaid expenses                                                        (239)         2,700            (216)
        Inventory                                                             (2,119)           225          (1,198)
       Accounts payable and accrued liabilities                               (2,371)         3,324           4,756
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                           13,911         19,973          (6,446)
---------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES
Decrease (increase) in equity investments                                      3,450         (3,901)            135
Acquisition of businesses                                                    (14,486)       (37,681)        (20,005)
Purchase of capital assets                                                    (7,158)        (7,745)         (8,234)
Proceeds from sale of capital assets                                               -            132              38
Increase in other assets                                                      (4,175)        (7,670)         (6,420)
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (22,369)       (56,865)        (34,486)
---------------------------------------------------------------------------------------------------------------------

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                               2001              2000              1999
-----------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities
Decrease in bank indebtedness                                                   -            (6,679)           (1,768)
Proceeds from long-term debt                                                  778             4,738            69,156
Repayment of long-term debt                                                (4,792)           (5,806)          (16,841)
Issue of capital stock - net proceeds                                      24,498            46,433                 -
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  20,484            38,686            50,547
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Foreign exchange translation adjustments                                   (3,051)            2,435             2,716
-----------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash
  equivalents during the year                                               8,975             4,229            12,331
Cash and cash equivalents, beginning of year                               17,856            13,627             1,296
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                              $      26,831     $      17,856    $       13,627
=======================================================================================================================


SUPPLEMENTAL DISCLOSURE REQUIRED UNDER U.S. GAAP:
Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                               2001              2000              1999
-----------------------------------------------------------------------------------------------------------------------
Rental expense                                                      $       6,273     $       5,044    $        3,172
=======================================================================================================================

The effects on the Company's consolidated earnings (loss) from operations resulting from the differences between Canadian and U.S. GAAP are as follows:

Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                               2001              2000               1999
-------------------------------------------------------------------------------------------------------------------------
Net earnings based on Canadian GAAP                                $       11,717    $        6,025     $        5,641
  Earnings from equity investments (c)                                       (234)             (250)              (250)
  Stock compensation (f)                                                     (161)             (660)                 -
  Change in reporting currency (g)                                              -                60                (17)
  Income taxes (i)                                                          5,932            (5,969)                16
-------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) based on U.S. GAAP                                     17,254              (794)             5,390
Adjustment to reconcile to comprehensive earnings:
Foreign currency translation adjustment                                     1,883             1,516                327
-------------------------------------------------------------------------------------------------------------------------
Comprehensive earnings based on U.S. GAAP                          $       19,137    $          722      $       5,717
=========================================================================================================================

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's cumulative effect of these adjustments on the consolidated shareholders' equity of the Company is as follows:

December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                    2001          2000           1999
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity based on Canadian GAAP                             $       92,285 $      55,251 $        1,646
Amortization of licenses and goodwill (b)                                       (6,980)       (6,980)        (6,980)
Earnings from equity investments (c)                                            (2,832)       (2,592)        (2,342)
Write-down in equity investments (d)                                            (4,357)       (4,357)        (4,357)
Stock compensation (f)                                                            (821)         (660)             -
Start-up costs and capitalized interest (h)                                     (1,661)       (1,661)        (1,661)
Foreign currency translation                                                     2,582         1,357            267
Income taxes (i)                                                                22,151        16,213         22,182
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity based on U.S. GAAP                                 $      100,367 $      56,571  $       8,755
====================================================================================================================

The significant differences between Canadian GAAP and the principles prescribed by U.S. GAAP and U.S. securities regulations and the impact on the consolidated financial statements are described as follows:

(a) Equity method of accounting for joint ventures and partnerships

APB Opinion 18 and Statement of Position 78-9 generally require that investments in corporate and unincorporated joint ventures and partnerships are to be accounted for by the equity method. Under Canadian GAAP, investments in joint ventures and partnerships are accounted for by the proportionate consolidation method, as the use of the equity method is not permitted. The use of the proportionate consolidation method as compared to the equity method of accounting from a financial presentation perspective impacts almost all areas of the Company's consolidated balance sheets, statements of the operations and comprehensive earnings, and cash flow statements and as a result this financial information has been presented in its entirety. The proportionate consolidation and equity method of accounting do not impact the Company's consolidated shareholders' equity or net earnings (loss) for the years presented.

(b) Amortization of licenses and goodwill

Prior to December 31, 1990, the Company did not amortize certain components of licenses and goodwill on the basis that they were considered to have an indefinite life. Commencing January 1, 1991, the Company began amortizing the cost of licenses and goodwill on a straight-line basis primarily over 40 years to comply with the pronouncement of the Canadian Institute of Chartered Accountants requiring the amortization of intangible assets. Licenses in Ontario are required to perform specific tests and receive reimbursement for these tests. U.S. GAAP requires the cost of intangible assets to be amortized from the date of acquisition over a period not exceeding 40 years.

(c) Earnings from equity investments

Under the equity method of accounting, the Company's ownership interest in certain licenses and goodwill has been reclassified and appropriately accounted for in the equity investments account. The additional amortization of these licenses and goodwill has been reflected in the earnings from equity investments.

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The differences in the book value and amortization of licenses and goodwill arose from the 1997 licenses and goodwill impairment charge, which under Canadian and U.S. GAAP totaled $79.4 million and $69.1 million, respectively. In addition, under U.S. GAAP, licenses and goodwill accounted for through the equity investments have been amortized since the date of acquisition, whereas under Canadian GAAP there was no amortization prior to 1991.

(d) Write-down in equity investments

The write-down in equity investments for U.S. GAAP purposes arises as the write-down in certain of the Company's licenses and goodwill are accounted for through the equity investments account, whereas for Canadian GAAP purposes they have been proportionately consolidated.

U.S. to Canadian GAAP differences in the write-down of equity investments of $4.4 million arose due to the following: (i) under U.S. GAAP, licenses and goodwill accounted for through the equity investments account have been amortized since the date of acquisition, whereas under Canadian GAAP there was no amortization prior to 1990; and (ii) different methods were used in the calculation of the cash flows to determine the fair value of the licenses and goodwill held through equity investments. The calculation of the licenses and goodwill impairment under U.S. GAAP does not include an allocation of interest expense but is based upon a discounted cash flow. Under Canadian GAAP, the cash flow is undiscounted and includes an allocation of interest.

(e) Business Acquisitions (unaudited)

For U.S. GAAP purposes, "APB Opinion 16 - Business Combinations" requires supplemental pro forma information on business acquisitions made during the years ended December 31, 2001 and 2000 to be disclosed as part of the notes to the acquiror's consolidated financial statements. The pro forma information shown below includes revenues and net earnings prepared both on a U.S. and Canadian GAAP basis.

The unaudited pro forma results of operations of the Company for the years ended December 31, 2001 and 2000 assuming that the Company's acquisitions made during 2001, had been consummated as of January 1, 2000 is as follows:

CANADIAN GAAP
Years Ended December 31,
---------------------------------------------------------------------------
(in thousands of U.S. dollars)                    2001               2000
---------------------------------------------------------------------------
Revenues                                $      424,429    $       394,839
---------------------------------------------------------------------------
Net earnings                            $        7,689    $         5,952
---------------------------------------------------------------------------

U.S. GAAP
Years Ended December 31,
---------------------------------------------------------------------------
(in thousands of U.S. dollars)                    2001               2000
---------------------------------------------------------------------------
Revenues                                $      314,209    $       297,122
---------------------------------------------------------------------------
Net earnings                            $       13,226    $          (867)
---------------------------------------------------------------------------

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Results of operations of the Company's acquisitions for 2001 and 2000 have been included in the statement of operations and comprehensive earnings from the respective dates of acquisition.

(f) Stock compensation

At December 31, 2001, the Company had two stock option plans, which are described below and in Note 9. For U.S. GAAP requirements, the Company applies APB Opinion 25 and related Interpretations, Accounting for Stock Issued to Employees, in accounting for its plans and follows the disclosure requirements as set out by Statement of Financial Accounting Standards - No. 123, Accounting for Stock-Based Compensation (FASB 123). For the year ended December 31, 2001, under APB Opinion 25, the compensation cost charged to earnings was $0.2 million (2000 - $0.7 million, 1999 - $Nil).

If the compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the dates the awards were granted under those plans consistent with the method of FASB 123, the pro forma net earnings (loss) under U.S. GAAP would have been as follows:

Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars, except per share amounts)                               2001        2000        1999
--------------------------------------------------------------------------------------------------------------------
Pro forma net earnings (loss)                                                 $      15,815 $     (461)  $    5,054
--------------------------------------------------------------------------------------------------------------------
Pro forma earnings (loss) per share                                           $        0.92 $    (0.04)  $     0.43
--------------------------------------------------------------------------------------------------------------------

Beginning on November 22, 2000, which is the date the Company completed an initial public offering of its common shares, the fair value of each option grant of common shares for all options is estimated using an option-pricing model for public companies with the following assumptions for the period November 17, 2000 (initial market trade date) to December 31, 2000; dividend yield of Nil%, risk-free interest rate range of 4.73% to 5.93% and expected life of five years. Using the same stock option pricing model, the following assumptions were used by the Company for the year ended December 31, 2001: dividend yield of Nil%, risk-free interest rate range of 1.73% to 5.02% and expected life of five years and volatility factor of 0.90. Prior to the Company's initial public offering of its common shares the fair value of each option grant of common shares for all options was estimated on the date of the option grant using an option-pricing model for non-public companies with the following assumptions: dividend yield of Nil%, risk-free interest rate range of 4.76% to 5.07% and expected life of five years.

(g) Foreign Currency Translation

Effective July 1, 2000, the Company adopted the U.S. dollar as its reporting currency. Prior to this change the Canadian dollar had been used as the Company's reporting currency. Under Canadian GAAP, the Company's financial statements for all periods presented through June 30, 2000, have been translated from Canadian dollars to U.S. dollars using the exchange rate in effect at July 1, 2000. Under U.S GAAP, the financial statements for periods prior to the change in reporting currency must be translated to U.S. dollars using the current rate method, which uses year end or annual average exchange rates as appropriate.

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(h) Start-up Costs and Capitalized Interest

The Company's policy has been to capitalize certain carrying costs, including interest, on real estate properties under development until the property became operational, which was deemed to be the earlier of when break-even cash flow was achieved and a reasonable time period after substantial completion, not to exceed 30 months. U.S. GAAP requires that interest costs incurred on real estate properties be capitalized, but only during the year in which the asset is being readied for its intended use. The Company's real estate retirement properties were disposed in 1995.

(i) Income taxes

Effective January 1, 2000, the Company adopted CICA - 3465, which is substantially similar with the Statement of Financial Accounting Standards - No. 109, Accounting for Income Taxes in the United States. CICA - 3465 and FASB 109 require the liability method of tax allocation for accounting for income taxes. Under the liability method of tax allocation, deferred tax assets and liabilities are recognized based on the temporary differences between the accounting and tax bases of assets and liabilities. Changes in income tax rates under CICA - 3465 are recorded when the tax rates have been substantially enacted. Under U.S. GAAP, changes in income tax rates are recorded when the change in income tax rates have been legislated. As of December 31, 2001, all of the tax rate reductions previously announced by the federal and provincial governments have been legislated.

(j) Accounting Pronouncements

(i) Financial Instruments

Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FASB 133), requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. FASB 133 is effective for the Company on January 1, 2001. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. The Company's cross currency and interest rate swap derivative instruments are designated as fair value hedges. The fair value of the Company's cross currency and interest rate swap derivative instruments under U.S. GAAP has resulted in an increase in the Company's hedge asset and a corresponding increase in its $195 million senior notes of $6.1 million (2000 - $0.3 million).

Under U.S. GAAP, for derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the year of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk),

DYNACARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same year or years during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the year of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the year of change. Canadian GAAP does not provide for other comprehensive income.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 - Business Combinations (FASB 141), and No. 142 - Goodwill and Other Intangible Assets (FASB 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have an indefinite life will no longer be amortized but will be subject to annual impairment tests in accordance with FASB 141 and FASB 142. Other intangible assets will continue to be amortized over their useful life. FASB 141 and FASB 142 are consistent with the new accounting pronouncements introduced under Canadian generally accepted accounting principles.

It is estimated that the Company's net earnings for the year ended December 31, 2001 would have increased by approximately $4.0 million, or $0.22 per diluted share, if goodwill and intangible assets deemed to have an indefinite life were not amortized during the year ended December 31, 2001.

The Company will perform the required impairment tests of goodwill and intangible assets with an indefinite life effective as of January 1, 2002, and has not yet determined what the impact that the results of the review may have on its net earnings and financial position.

(ii) Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued Standard No. 144
- Accounting for the Impairment or Disposal of Long-Lived Assets (FASB 144) effective for fiscal years beginning after December 15, 2001. FASB 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes FASB 121-Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. FASB 144 retains the fundamental provisions of FASB 121 for
(a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company has not yet determined what the effect of FASB 144 will be on its net earnings and financial position.

(iii) Stock Compensation

The Canadian Institute of Chartered Accountants has recently released CICA - 3870 - Stock-Based Compensation and Other Stock-Based Payments. This standard is effective for the fiscal year beginning January 1, 2002 and is similar to U.S. accounting requirements, APB Opinion 25 and FASB 123. Following the adoption by the Company of CICA 3870, the Company does not expect any U.S. to Canadian GAAP differences related to stock compensation.

22. COMPARATIVE FIGURES.

For the years ended December 31, 2001, 2000 and 1999, certain taxes of $1.6 million, $1.3 million and $1.2 million have been reclassified from general and operating expenses and reflected as part of income tax expense as these taxes are based on earnings.

                                  DYNACARE INC.

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                            Balance at        Charged to costs                         Balance at
Description                              beginning of year      and expenses         Credits          end of year
---------------------------------------  ------------------   -----------------  -----------------  -----------------
Year ended December 31, 1999:
Fee reduction reserve and allowance
   for doubtful accounts............     $    (5,201,037)     $   (17,241,132)   $    14,856,378    $    (7,585,791)

Deferred income tax asset valuation
   allowance........................     $    (4,556,984)     $             -    $       914,848    $    (3,642,136)

Year ended December 31, 2000:
Fee reduction reserve and allowance
   for doubtful accounts............     $    (7,585,791)     $   (30,529,832)   $    21,349,431    $   (16,766,192)

Deferred income tax asset valuation
   allowance........................     $    (3,642,136)     $             -    $     2,463,710    $    (1,178,426)

Year ended December 31, 2001:
Fee reduction reserve and allowance
   for doubtful accounts............     $   (16,766,192)     $   (34,237,423)   $    36,626,269    $   (14,377,346)

Deferred income tax asset valuation
   allowance........................     $    (1,178,426)     $             -    $     1,178,426    $            -

                                  DYNACARE INC.
                                  EXHIBIT INDEX

Exhibit No                         Description                                   Page
----------                         -----------                                   ----
3.1(a)   Articles of Incorporation of the Registrant as amended, filed as
         Exhibit 3.1(a) to the Registrant's Registration Statement on Form F-1
         (Registration No. 333-12650), and incorporated herein by reference.

3.1(b)   Articles of Amalgamation, filed as Exhibit 3.1(b) to the Registrant's
         Registration Statement on Form S-1 (Registration No. 333-72338), and incorporated herein by reference.

3.2(a)   By-laws No. 1 and 2 of the Registrant dated January 30, 1998, filed as
         Exhibit 3.2(a) to the Registrant's Registration Statement on Form F-1
         (Registration No. 333-12650), and incorporated herein by reference.

3.2(b)   By-law No. 3 of the Registrant dated November 22, 2000, filed as
         Exhibit 3.2(b) to the Registrant's Annual Report on Form 10-K (File No.
         33-80127), and incorporated herein by reference.

4.1      Indenture, dated as of January 24, 1996, between the Registrant and The
         Chase Manhattan Bank, as Trustee, filed as Exhibit 4.1 to the
         Registrant's Registration Statement on Form F-1 (Registration No.
         333-12650), and incorporated herein by reference.

4.2      First Supplemental Indenture, dated as of February 3, 1999, between the
         Registrant and The Chase Manhattan Bank, as Trustee, filed as Exhibit
         4.2 to the Registrant's Registration Statement on Form F-1
         (Registration No. 333-12650), and incorporated herein by reference.

4.3      Form of Common Share Certificate, filed as Exhibit 4.3 to the
         Registrant's Registration Statement on Form F-1 (Registration No.
         333-12650), and incorporated herein by reference.

4.4      Registration Rights Agreement dated March 4, 1997, by and among
         Dynacare Inc., Golder, Thoma, Cressey, Rauner Fund V LP, Albert J.
         Latner, MELCO Holdings Corp., SDLCO Holdings Ltd., EPLCO Holdings Ltd.,
         EPLCO Realty Group Ltd., JILCO Holdings Ltd. and AJLCO Realty Limited, filed as Exhibit 4.4 to the Registrant's Registration Statement on Form
         F-1 (Registration No. 333-12650), and incorporated herein by reference.

4.5      Amendment No. 1 to the Registration Rights Agreement referred to in
         Exhibit 4.4 above, filed as Exhibit 4.5 to the Registrant's Annual
         Report on Form 10-K (File No. 33-80127), and incorporated herein by reference.

4.6 Registration Rights Amending Agreement dated December 23, 2000 by and among Golder, Thoma, Cressey, Rauner V, L.P. and GTCR Associates V,
         Albert J. Latner, AJLCO Realty Limited, Ditlent Holdings SPRL, SDLCO
         Holdings Ltd., Arfall Holdings SPRL, SPLCO Holdings Ltd., Asteroid
         Holdings SPRL, EPLCO Realty Group Ltd., MELCO Holdings Corp., Mooster
         Holdings SPRL, JILCO Holdings Ltd., Kakao Holdings SPRL and Joshua
         Latner, filed as Exhibit 4.6 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-72338), and incorporated herein by reference.

10.1 Amended and Restated Employee Stock Option Plan, filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (Registration
         No. 333-61834), and incorporated herein by reference.

10.2 Amended and Restated Stock Option Incentive Plan, filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (Registration
         No. 333-61834), and incorporated herein by reference.


Exhibit No                         Description                                   Page
----------                         -----------                                   ----

10.3     Amended and Restated Agreement between Dynacare Inc. and Albert J.
         Latner, filed as Exhibit 10.3 to the Registrant's Registration
         Statement on Form S-1 (Registration No. 333-72338), and incorporated herein by reference.

10.4 Amended and Restated Employment Agreement of Harvey A. Shapiro, filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K (File
         No. 33-80127), and incorporated herein by reference.

10.5     Amended and Restated Employment Agreement of Osama I. Sherif, filed as
         Exhibit 10.5 to the Registrant's Annual Report on Form 10-K (File No.
         33-80127), and incorporated herein by reference.

10.6     Amended and Restated Employment Agreement of Zbig S. Biskup, filed as
         Exhibit 10.6 to the Registrant's Annual Report on Form 10-K (File No.
         33-80127), and incorporated herein by reference.

10.7     Termination Agreement of Michael Latner, filed as Exhibit 10.7 to the
         Registrant's Annual Report on Form 10-K (File No. 33-80127), and incorporated herein by reference.

10.8 Lease Agreement between AEW/Midway Industrial, L.P. and J.J./DL, L.P., a Texas limited partnership dated March 14, 2000, filed as Exhibit 10.8 to the Registrant's Registration Statement on Form F-1 (Registration
         No. 333-12650), and incorporated herein by reference.

10.9     Lease Agreement between FH Healthcare Development, Inc. and
         United/Dynacare LLC dated July 22, 1999, filed as Exhibit 10.9 to the
         Registrant's Registration Statement on Form F-1 (Registration No.
         333-12650), and incorporated herein by reference.

10.10    Lease Agreement between Wright Runstad Properties L.P., and Dynacare
         Inc. dated January 11, 1995, filed as Exhibit 10.10 to the Registrant's
         Registration Statement on Form F-1 (Registration No. 333-12650), and incorporated herein by reference.

10.11    ISDA Master Agreement between Citibank Canada, Dynacare Inc. and
         Dynacare Northwest Inc. dated February 29, 2000, filed as Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (Registration
         No. 333-72338), and incorporated herein by reference.

10.12    Canadian Revolving Working Capital Facility, Letter Agreement between
         The Toronto-Dominion Bank and The Dynacare Health Group Inc. dated
         September 26, 2001 and Letter Agreement between The Toronto-Dominion
         Bank and Dynacare Gamma Laboratory Partnership dated September 26,
         2001, filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-72338), and incorporated herein by reference.

10.13    Credit Agreement dated as of September 12, 2000 among Dynacare
         Laboratories Inc., the lending institutions party thereto and Keybank
         National Association, filed as Exhibit 10.13 to the Registrant's
         Registration Statement on Form F-1 (Registration No. 333-12650), and incorporated herein by reference.

10.14    Amalgamation Agreement among Sdlcodyn Inc., Eplcodyn Holdings Inc.,
         Eplcodyn Realty Inc., Melcodyn Inc. and Jilcodyn Holdings Inc. and
         Dynacare Inc., filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K (File No. 33-80127), and incorporated herein by reference.

10.15 Indemnity Agreement among Albert J. Latner, certain parties related to him, Dynacare Inc., Golder, Thoma, Cressey, Rauner Fund V L.P. and
         Golder, Thoma, Cressey, Rauner V, filed as Exhibit 10.15 to the
         Registrant's Annual Report on Form 10-K (File No. 33-80127), and incorporated herein by reference.

21.1     List of Subsidiaries..................................................         E-2

23       Consent of Independent Public Accountants.............................         E-3