Form 10-K/A
period 2001-12-31
DYNACARE INC
filed 2002-03-27
CIK 1004938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT No. 1


         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 For the fiscal year ended December 31, 2001
                                       or
         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 For the transition period from ____ to ____.

                         Commission file number 33-80127

                                  Dynacare Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ontario, Canada                            98-0337653
--------------------------------------------------------------------------------
   (State or other jurisdiction of      (I.R.S Employer Identification No.)
    incorporation or organization)

          14900 Landmark Boulevard
                Dallas, Texas                                  75254
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (972) 387-3200
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

                                Explanatory Note

This amendment No. 1 to Item 14 of Dynacare Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001 is being filed to correct a typographical error in the Independent Auditors Report for Dynacare Inc.

                                 Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunder duly authorized.

                                 Dynacare Inc.

                                 By: /s/ Zbig S. Biskup
                                     ------------------

                                     Zbig S. Biskup
                                     Executive Vice President,
                                     Chief Financial Officer and Secretary
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)

Dated: March 27, 2002

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

Dallas, Texas
February 22, 2002