Form 10-Q
period 2002-03-31
DYNACARE INC
filed 2002-05-07
CIK 1004938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934
                    FOR THE THREE MONTHS ENDED March 31, 2002
                                               --------------
                                       or

[ ] transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

           FOR THE TRANSITION PERIOD from __________ to _____________

                         Commission File number 33-80127

                                  Dynacare Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Ontario, Canada                              98-0337653
   ----------------------------            ------------------------------------
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)


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


                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

As of April 15, 2002, there were 19,326,946 shares of the Company's common stock outstanding.

                                      INDEX
--------------------------------------------------------------------------------

                                  DYNACARE INC.

                                                                                                             Page
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Consolidated statements of financial position as at March 31,
               2002 and December 31, 2001 ..................................................................  1

               Consolidated statements of operations for the three months ended
               March 31, 2002 and 2001 .....................................................................  2

               Consolidated statements of deficit for the three months ended
               March 31, 2002 and 2001 .....................................................................  2

               Condensed  consolidated  statements  of cash flows for the three months ended March 31, 2002
               and 2001 ....................................................................................   3

               Notes to  consolidated  financial  statements  for the three months ended March 31, 2002 and
               2001.........................................................................................   4

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........  11

     Item 3.   Quantitative and Qualitative Disclosure of Market Risk.......................................  18


PART II.        OTHER INFORMATION

     Item 1.    Legal Proceedings..........................................................................   20

     Item 2.    Changes in Securities and Use of Proceeds..................................................   20

     Item 3.    Defaults upon Senior Securities............................................................   20

     Item 4.    Submission of Matters to a Vote of Security Holders........................................   20

     Item 5.    Other Information..........................................................................   20

     Item 6.    Exhibits and Reports on Form 8-K...........................................................   20


SIGNATURES ................................................................................................   21

PART I.       FINANCIAL INFORMATION

ITEM  I.      FINANCIAL STATEMENTS (UNAUDITED)


DYNACARE INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As at

-------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                               March 31,           December 31,
                                                                               2002                  2001
                                                                            (Unaudited)            (Audited)
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                            $        18,507         $       30,002
      Accounts receivable                                                           76,852                 72,895
      Prepaid expenses                                                               4,756                  3,074
      Inventory                                                                     11,532                 11,314
      Deferred income taxes                                                          5,059                  5,059
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                               116,706                122,344
Capital assets                                                                      52,578                 51,722
Goodwill                                                                           102,080                100,194
Intangible assets                                                                   80,720                 81,037
Other assets                                                                        27,926                 29,028
-------------------------------------------------------------------------------------------------------------------
                                                                           $       380,010         $      384,325
===================================================================================================================

LIABILITIES
Current liabilities:
      Bank indebtedness                                                    $         3,894         $        3,890
      Accounts payable and accrued liabilities                                      38,710                 48,701
      Current portion of deferred income taxes                                      12,799                 12,799
      Current portion of long term debt                                              2,082                  2,265
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                           57,485                 67,655
Long term debt                                                                     203,109                201,811
Deferred income taxes                                                               24,483                 22,574
-------------------------------------------------------------------------------------------------------------------
                                                                                   285,077                292,040
-------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Capital stock                                                                      123,172                122,855
Deficit                                                                            (28,054)               (32,368)
-------------------------------------------------------------------------------------------------------------------
                                                                                    95,118                 90,487
Foreign currency translation adjustment                                               (185)                 1,798
-------------------------------------------------------------------------------------------------------------------
                                                                                    94,933                 92,285
-------------------------------------------------------------------------------------------------------------------
                                                                           $       380,010         $      384,325
===================================================================================================================

Commitments and contingencies (Note 4)

DYNACARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, (Unaudited)

------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars, except per share data)                         2002                  2001
------------------------------------------------------------------------------------------------------------------
Revenues                                                                   $       107,748         $       95,808
------------------------------------------------------------------------------------------------------------------

General and operating expenses                                                      92,882                 82,739
Depreciation                                                                         3,397                  2,672
Amortization of customer lists and contracts                                           247                    199
Amortization of licenses and goodwill                                                    -                  1,187
------------------------------------------------------------------------------------------------------------------
                                                                                    96,526                 86,797
------------------------------------------------------------------------------------------------------------------
Operating earnings                                                                  11,222                  9,011

Interest expense                                                                     4,347                  5,331
------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                         6,875                  3,680
------------------------------------------------------------------------------------------------------------------

Income tax expense
      Current                                                                          766                    687
      Deferred                                                                       1,795                    904
------------------------------------------------------------------------------------------------------------------
                                                                                     2,561                  1,591
------------------------------------------------------------------------------------------------------------------
Net earnings                                                               $         4,314         $        2,089
==================================================================================================================

Earnings Per Share - Basic                                                 $          0.22         $         0.12
Earnings Per Share - Diluted                                               $          0.21         $         0.12
==================================================================================================================


CONSOLIDATED STATEMENTS OF DEFICIT
For the three months ended March 31, (Unaudited)


------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                2002                  2001
------------------------------------------------------------------------------------------------------------------

Deficit, beginning of period                                               $       (32,368)        $      (44,085)
Net earnings                                                                         4,314                  2,089
------------------------------------------------------------------------------------------------------------------
Deficit, end of period                                                     $       (28,054)        $      (41,996)
==================================================================================================================

DYNACARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, (Unaudited)

-------------------------------------------------------------------------------------------------------------------
(in thousands of U.S. dollars)                                                 2002                  2001
-------------------------------------------------------------------------------------------------------------------
CASH FLOW USED IN OPERATING ACTIVITIES
     Net Earnings                                                          $         4,314         $        2,089
     Items not affecting cash and cash equivalents
        Depreciation                                                                 3,397                  2,672
        Amortization of customer lists and contracts                                   247                    199
        Amortization of licenses and goodwill                                            -                  1,187
        Deferred income taxes                                                        1,795                    904
        Net change in non-cash working capital items                               (15,842)               (16,219)
-------------------------------------------------------------------------------------------------------------------
                                                                                    (6,089)                (9,168)
-------------------------------------------------------------------------------------------------------------------
CASH FLOW USED IN INVESTING ACTIVITIES
      Acquisition of businesses                                                     (1,886)                (7,982)
      Purchase of capital assets                                                    (2,392)                (2,318)
      Decrease (increase) in other assets - net                                        169                 (1,254)
-------------------------------------------------------------------------------------------------------------------
                                                                                    (4,109)               (11,554)
-------------------------------------------------------------------------------------------------------------------
CASH FLOW PROVIDED BY FINANCING ACTIVITIES
     Increase in bank indebtedness                                                       3                  7,340
     Repayment of long term debt                                                      (283)                  (717)
     Issuance of capital stock                                                         317                      -
-------------------------------------------------------------------------------------------------------------------
                                                                                        37                  6,623
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Foreign exchange translation adjustments                                            (1,334)                   728
-------------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents during the period                            (11,495)               (13,371)
Cash and cash equivalents, beginning of period                                      30,002                 18,099
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                   $        18,507         $        4,728
===================================================================================================================

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

         In the opinion of management, the unaudited interim consolidated financial statements of the Company reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position as at March 31, 2002 and results of operations and cash flows for the three months ended March 31, 2002 and 2001. These unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as the most recent annual consolidated financial statements of the Company, except as disclosed in note 5. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002.


2.       Earnings Per Share

         The Company's earnings per share data was computed as follows:

         Three months ended March 31,                                           2002                   2001
         ----------------------------------------------------------------------------------------------------------
         Basic earnings per share
         ----------------------------------------------------------------------------------------------------------
         Net earnings                                                 $               4,314   $              2,089
         ----------------------------------------------------------------------------------------------------------
         Weighted average number of common shares outstanding
              during the period
                                                                                 19,312,326             16,883,914
         ----------------------------------------------------------------------------------------------------------
         Basic earnings per share                                     $                0.22   $               0.12
         ==========================================================================================================

         Diluted earnings per share
         ----------------------------------------------------------------------------------------------------------
         Net earnings                                                 $               4,314   $              2,089
         ----------------------------------------------------------------------------------------------------------
         Weighted average number of common shares outstanding
              during the period
                                                                                 19,312,326             16,883,914
         Stock options                                                            1,184,273                242,495
         ----------------------------------------------------------------------------------------------------------
                                                                                 20,496,599             17,126,409
         ----------------------------------------------------------------------------------------------------------
         Diluted earnings per share                                   $                0.21   $               0.12
         ==========================================================================================================

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

         As at and for the three
         months ended March 31,                         2002                                   2001
         -----------------------------------------------------------------------------------------------------------
                                            U.S        Canada        Total        U.S.       Canada        Total
                                            ---        ------        -----        ----       ------        -----
         Revenues                       $   81,803   $   25,945   $  107,748   $   70,021  $   25,787   $   95,808
         Net earnings (loss)            $    1,013   $    3,301   $    4,314   $     (216) $    2,305   $    2,089
         Total assets                   $  236,838   $  143,172   $  380,010   $  219,587  $  128,155   $  347,742
         -----------------------------------------------------------------------------------------------------------

4.       Commitments and Contingencies

         In January 2002, one of the Company's partnerships entered into a new lease, which has resulted in the early termination of its existing lease. The Company expects to remain in its existing leased premises until October 31, 2002. The lease termination cost has been estimated at $0.4 million, and will be recorded by the Company in its consolidated financial statements in the fourth quarter of 2002.

         In 1995 the Company sold its retirement homes division. On the sale of one of the retirement homes, the purchaser assumed two mortgages with a total balance of $11.3 million at March 31, 2002 and $11.7 million at December 31, 2001. The Company has not been formally discharged from the mortgages, however, the Company has been indemnified by the purchaser and does not expect non-performance. The mortgages bear interest at 10.0% per annum and are repayable in 2003 and 2004.

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


5.       Accounting Pronouncements

         (a)      Goodwill and Intangible Assets

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No 141-Business Combinations (FASB 141), and No 142-Goodwill and Other Intangible Assets (FASB 142), effective for fiscal years beginning after December 15, 2001. Similarly, in August 2001, the Canadian Institute of Chartered Accountants issued handbook sections 1581-Business Combinations (CICA 1581) and 3062-Goodwill and Other Intangible Assets (CICA 3062) effective for fiscal years beginning January 1, 2002. Under the new U.S. and Canadian accounting rules, goodwill and intangible assets deemed to have an indefinite life are no longer being amortized

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     (in thousands of U.S. dollars, except for share and per share amounts)

         but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful life.

         The Company has performed the required impairment tests of goodwill and intangible assets with an indefinite life effective as of January 1, 2002, and has determined that there are no impairment charges that impact the Company's licenses and goodwill, and therefore its net earnings and financial position for the three months ended March 31, 2002. The Company may incur impairment charges for licenses and goodwill in the future, which could adversely impact its profitability and financial position.

         The Company's goodwill and intangible assets are presented below. The Company's goodwill arises on the acquisition of clinical laboratory services in the United States.

         Intangible Assets

         March 31,                                                                           2002
         ----------------------------------------------------------------------------------------------------------
                                                                               Gross Carrying       Accumulated
                                                                                   Amount          Amortization
         ----------------------------------------------------------------------------------------------------------
         Amortized intangible assets
              Customer lists                                                  $           3,535    $           637
              Contracts                                                                   8,133              3,425
         ----------------------------------------------------------------------------------------------------------
         Subtotal                                                             $          11,668    $         4,062
         ----------------------------------------------------------------------------------------------------------

         Unamortized intangible assets
              Licenses                                                        $          89,750    $        16,636
         ----------------------------------------------------------------------------------------------------------
         Subtotal                                                             $          89,750    $        16,636
         ----------------------------------------------------------------------------------------------------------

         ----------------------------------------------------------------------------------------------------------
         Total                                                                $         101,418    $        20,698
         ==========================================================================================================



         The amortization expense for intangible assets for the three months ended March 31, 2002 was $0.2 million.

         The estimated amortization expense for intangible assets for the remainder of 2002 and in each of 2003 to 2006 is as follows:

                         2002                          $ 0.8 million
                         2003                          $ 1.0 million
                         2004                          $ 1.0 million
                         2005                          $ 0.8 million
                         2006                          $ 0.4 million

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     (in thousands of U.S. dollars, except for share and per share amounts)

         Goodwill

         The change in the carrying amount of the Company's goodwill for the three months ended March 31, 2002 is as follows:

         ---------------------------------------------------------------------------------------------------------
         Goodwill, beginning of period                                                              $     100,194
         Goodwill acquired during the period                                                                1,886
         ---------------------------------------------------------------------------------------------------------
         Goodwill, end of period                                                                    $     102,080
         =========================================================================================================


         Goodwill and Other Intangible Assets - Adoption of CICA 3062

         As a result of the Company's adoption of CICA 3062, adjusted net earnings and earnings per share for the three months ended March 31, 2002 and 2001 related to the Company's goodwill and intangible assets that are no longer being amortized (including any related income tax effects) are as follows:

         For the Three Months Ended March 31,                                             2002            2001
         ----------------------------------------------------------------------------------------------------------
         Reported net earnings                                                      $        4,314  $        2,089
         Addback: Goodwill amortization                                                          -             421
         Addback: Licenses amortization                                                          -             455
         ----------------------------------------------------------------------------------------------------------
         Adjusted net earnings                                                      $        4,314  $        2,965
         ==========================================================================================================

         Basic earnings per share
         ----------------------------------------------------------------------------------------------------------
         Reported net earnings                                                      $         0.22  $         0.12
              Goodwill amortization                                                              -            0.03
              Licenses amortization                                                              -            0.03
         ----------------------------------------------------------------------------------------------------------
         Adjusted net earnings                                                      $         0.22  $         0.18
         ==========================================================================================================

         Diluted earning per share
         ----------------------------------------------------------------------------------------------------------
         Reported net earnings                                                      $         0.21  $         0.12
              Goodwill amortization                                                              -            0.02
              Licenses amortization                                                              -            0.03
         ----------------------------------------------------------------------------------------------------------
         Adjusted net earnings                                                      $         0.21  $         0.17
         ==========================================================================================================

         The Company's licenses and goodwill based on the requirements of CICA 3062 are deemed to have an indefinite useful life and accordingly effective January 1, 2002, the Company no longer amortizes its licenses and goodwill. The Company's remaining intangible assets continue to be amortized over their estimated useful life.

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     (in thousands of U.S. dollars, except for share and per share amounts)

         (b)      Stock Compensation

         Effective January 1, 2002 the Company adopted the newly issued Canadian Institute of Chartered Accountants Handbook Section 3870 - Stock-Based Compensation and Other Stock-Based Payments (CICA 3870), on a prospective basis without restatement of prior periods.

         Under the executive and employee stock option plans, the Company may grant stock options to its executives and employees for up to 2,909,340 common shares.

         A summary of the status of the Company's stock option plans for common shares is presented below:

         (i) Executive Stock Option Plan

           March 31,                                                                            2002
          -----------------------------------------------------------------------------------------------------------
                                                                                                           Weighted-
                                                                                                             average
                                                                                              Stock         exercise
                                                                                            options            price
          -----------------------------------------------------------------------------------------------------------
          Outstanding at beginning of period                                              1,454,669         Cdn$9.38
          Granted                                                                           105,000           $17.92
          Exercised                                                                               -                -
          Cancelled                                                                               -                -
          -----------------------------------------------------------------------------------------------------------
          Outstanding at end of period                                                    1,559,669              (1)
          ===========================================================================================================

          -----------------------------------------------------------------------------------------------------------
          Stock options exercisable
               at period-end                                                              1,454,669         Cdn$9.38
          -----------------------------------------------------------------------------------------------------------

          Weighted-average fair value
               of stock options granted
               during the period                                                                              $12.32
          -----------------------------------------------------------------------------------------------------------

----------
(1) Executive stock options outstanding as of March 31, 2002 have a weighted average exercise price of $6.85 (Cdn$10.67).

         The contractual remaining life of the stock options outstanding at March 31, 2002 is approximately five years for 1,454,669 stock options and approximately ten years for the balance of 105,000 stock options. As of March 31, 2002, stock options outstanding of 1,454,669 are fully vested, and the balance of 105,000 vest as to 20% each year on the anniversary date of the stock option grant.

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     (in thousands of U.S. dollars, except for share and per share amounts)

         (ii) Employee Stock Option Plan

          March 31,                                                                            2002
         ------------------------------------------------------------------------------------------------------------
                                                                                                           Weighted-
                                                                                                             average
                                                                                      Stock                 exercise
                                                                                    options                    price
         ------------------------------------------------------------------------------------------------------------
         Outstanding at beginning of period                                         752,519                     (2)
         Granted                                                                    145,000                   $15.50
         Exercised                                                                  (41,315)                   $6.91
         Cancelled                                                                  (52,463)                  $10.75
         ------------------------------------------------------------------------------------------------------------
         Outstanding at end of period                                               803,741                     (2)
         ============================================================================================================

         ------------------------------------------------------------------------------------------------------------
         Stock options exercisable
              at period-end                                                        155,471                      (2)
         ------------------------------------------------------------------------------------------------------------

         Weighted-average fair value
              of stock options granted
              during the period                                                                               $10.64
         ------------------------------------------------------------------------------------------------------------

----------
         (2) Employee stock options outstanding as of January 1, 2002 and March 31, 2002 have a weighted average exercise price of $9.34 (Cdn$14.47) and $10.49 (Cdn$16.32), respectively. Employee stock options exercisable as of March 31, 2002 have a weighted average exercise price of $8.22 (Cdn$13.10).

         The contractual remaining life of the stock options outstanding at March 31, 2002 is approximately four years for 142,121 stock options and approximately six years for the balance of 661,620 stock options. The stock options vest as to 20% each year on the anniversary date of the stock option grant.

         The Company accounts for stock options issued to executives and employees based on the intrinsic method and follows the fair value disclosure requirements as set out in CICA 3870. CICA 3870 is substantially similar to the U.S. GAAP requirements of APB Opinion 25 and related Interpretations, in Accounting for Stock Issued to Employees and the fair-value disclosure requirements as described in Financial Accounting Standards Board Statement No. 123 - Accounting for Stock-Based Compensation.

                                  DYNACARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     (in thousands of U.S. dollars, except for share and per share amounts)

         If the compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the dates the awards were granted under those plans consistent with the requirements of CICA 3870 the pro forma net earnings and earnings per share would have been as follows:

         Three Months Ended March 31,                                   2002
         ----------------------------------------------------------------------

         Pro forma net earnings                               $        3,727
         ----------------------------------------------------------------------
         Pro forma earnings per share - basic                 $         0.19
         ----------------------------------------------------------------------
         Pro forma earnings per share - diluted               $         0.18
         ----------------------------------------------------------------------

         The fair value of each option grant of common shares for all options is estimated using an option-pricing model for public companies with the following assumptions for the three months ended March 31, 2002; dividend yield of Nil%, risk-free interest rate range of 3.5% to 5.4%, expected life of five years and a volatility factor of 0.822.

         (c) Accounting for the Impairment of Long-Lived Assets

         In August 2001, the Financial Accounting Standards Board issued Statement No 144-Accounting for the Impairment or Disposal of Long-Lived Assets (FASB 144) effective for fiscal years beginning after December 15, 2001. This Statement supercedes (FASB 121) - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. FASB 144 retains the fundamental provision of FASB 121 for
         (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company determined that for the three months ended March 31, 2002 there is no effect of FASB 144 on the Company's net earnings and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Dynacare Inc. (the "Company") is one of the leading providers of clinical laboratory testing services in North America, providing laboratory services in 21 states and two Canadian provinces.

         The Company's revenues for the three months ended March 31, 2002 were $107.7 million compared to $95.8 million, an increase of $11.9 million, or 12.4%, from the comparable period in 2001. Approximately $81.8 million or 75.9% of the Company's revenues were generated by its U.S. operations and $25.9 million or 24.1% by its Canadian operations. Of the total revenues generated by the U.S. operations, approximately 18.0% of the revenues were from long-term hospital contracts, 22.4% from Medicare and Medicaid and 59.6% from other payors (including third-party insurance, physicians and clinics and patients). The Company's community or non-hospital U.S. revenues grew by approximately 7.2% during the three months ended March 31, 2002 on a "same store" basis.

         Net earnings for the three months ended March 31, 2002 were $4.3 million, or $0.21 per diluted share, compared to $2.1 million, or $0.12 per diluted share, in the comparable period in 2001. Assuming FASB 142 and CICA 3062 had been in effect during the three months ended March 31, 2001, net income would have been $3.0 million, or $0.17 per diluted share.

Critical Accounting Policies

         Revenue Recognition. The Company recognizes revenues on the accrual basis at the time it provides services, which approximates the time results are reported. The Company's revenues are stated net of all contractual adjustments and discounts.

         In the United States, payments for laboratory services performed for certain payors are subject to contractual adjustments, which are price discounts negotiated with the various payors. Changes in contracts and government fee schedules impact the contractual adjustments and discounts. Except for certain revenues from long-term hospital contracts, the majority of the Company's revenues are billed on a fee-for-service basis.

         In arriving at net revenues in Canada, the Company recognizes revenues on the accrual basis based upon its pro rata share of the industry funding cap in Ontario and its contracts with regional health authorities in Alberta. Since 1997, the laboratory industry in Ontario has been subject to an agreement with the Ontario provincial government pursuant to which each laboratory is allocated a fixed share of the overall industry funding cap each year. Factors can arise which can cause an individual laboratory to receive more than its pro rata share of the cap, obligating it to reimburse the Ontario government for such excess. An estimate of any excess payments may be made and withheld by the Ontario government from the monthly payment to a laboratory, with any residual amounts payable being settled subsequent to year-end. In addition, should an individual laboratory perform testing valued below its pro rata share of the cap in a year, its funding would be reduced to the value of testing actually completed, and the amount of the shortfall would be permanently reallocated to other laboratory providers. The Company monitors the value of testing on an ongoing basis to ensure it does not fall below its funding cap.

         Valuation of Accounts Receivable. The Company's calculation of allowances and discounts and the resultant reserve on the statement of financial position requires estimates and assumptions based on a number of different factors, including the Company's past experiences. Despite the use of the Company's best estimates, it is possible that these amounts could change as billing for laboratory services in the United States is a complex process.

         Billing for laboratory services and collection of amounts billed in the United States are complicated by the following factors:

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


         A significant portion of the Company's bad debt expense with respect to non-hospital revenues is the result of issues that are not credit related, but is primarily due to missing or incorrect billing information on requisitions. The Company performs the requested tests and reports test results regardless of missing or incorrect billing information. Subsequent to performing the tests, the Company attempts to obtain the required information. This missing or incorrect information slows the billing process, creates backlogs of unbilled requisitions and increases the aging of the Company's accounts receivable.


Differences between Canadian and U.S. Generally Accepted Accounting Principles

         The Company reports its consolidated financial statements using Canadian GAAP with a reconciliation to U.S. GAAP included in the notes to the Company's audited financial statements. The Company's significant U.S. - Canadian GAAP differences are noted below:

         Accounting for Joint Ventures or Partnerships. Under Canadian GAAP, the Company includes in its financial statements the pro rata share of revenues and expenses, as well as assets and liabilities, of its partnerships. Under U.S. GAAP, the Company would be required to account for these partnerships by the equity method, with the earnings or losses of partnerships included as earnings or losses from equity investments and the assets and liabilities of the partnerships included in equity investments in the statement of financial position. Although the use of the proportionate consolidation method as compared to the equity method of accounting from a financial presentation perspective impacts almost all areas of the Company's consolidated balance sheets, statements of operations and cash flow statements, it does not impact the Company's consolidated shareholders' equity or net earnings.

         Accounting for Income Taxes. Under Canadian GAAP, the impact of changes in income tax rates is recorded when the changes in tax rates have been substantively enacted. Under U.S. GAAP, changes in income tax rates are recorded when the change in rates has been legislated. All of the changes in the Canadian income tax rates, including those previously described in the Company's quarterly and annual filings with the Securities and Exchange Commission in the United States and the Ontario Securities Commission in Canada, have been legislated, and accordingly as of March 31, 2002 no differences exist between U.S. and Canadian GAAP related to these tax benefits.

         Accounting for Financial Instruments. Financial Accounting Standards Board Statement No. 133 - Accounting for Derivative Instruments and Hedging Activities (FASB 133) requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. FASB 133 was effective for the Company on January 1, 2001. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

         Under U.S. GAAP the Company's main cross currency and interest rate swap agreements are considered to be fair value hedges, which are reflected in the statement of financial position at fair value. Under Canadian GAAP fair value hedge accounting is not required.

Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 - Business Combinations (FASB 141) and No. 142 - Goodwill and Other Intangible Assets (FASB 142), effective for fiscal years beginning after December 15, 2001. Similarly, in August 2001, the Canadian Institute of Chartered Accountants issued handbook sections 1581 - Business Combinations and 3062 - Goodwill and Other Intangible Assets effective for fiscal years beginning January 1, 2002. Under the new U.S. and Canadian accounting rules, goodwill and intangible assets deemed to have an indefinite life are no longer being amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful life.

         The Company has performed the required impairment tests of goodwill and intangible assets with an indefinite life effective as of January 1, 2002, and has determined that there are no impairment charges that impact the Company's licenses and goodwill and therefore its net earnings and financial position for the three months ended March 31, 2002. The Company may incur impairment charges for licenses and goodwill in the future, which could adversely impact its profitability and financial position.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets (FASB 144) effective for fiscal years beginning after December 15, 2001. This statement supersedes Statement No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (FASB 121). FASB 144 retains the fundamental provision of FASB 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company has determined that for the three months ended March 31, 2002 there is no effect of FASB 144 on the Company's net earnings and financial position.


 Seasonality

         The Company's results of operations have been and can be expected to be subject to quarterly fluctuations. The Company experiences lower testing volumes during the holiday and vacation seasons and, to a lesser extent, during inclement weather. As a result, because a significant portion of the Company's expenses is relatively fixed over the short-term, the Company's operating income as a percentage of revenue tends to decrease during the third quarter due to the summer vacation period and during the fourth quarter due to the various holidays in that quarter. The Company's quarterly results can also fluctuate as a result of a number of other factors, including the timing and transition of new acquisitions and joint ventures or partnerships and completion, non-renewal or commencement of significant hospital contracts.

         The discussion that follows should be read in conjunction with the Company's Consolidated Financial Statements for the three months ended March 31, 2002 and 2001 included elsewhere in this Form 10-Q.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         Revenues. Revenues for the three months ended March 31, 2002 were $107.7 million, an increase of $11.9 million, or 12.4%, from $95.8 million in the comparable period in 2001. The increase in revenues resulted primarily from the continuing growth in the Company's U.S. operations, where revenues increased by $11.8 million to $81.8 million.

         The increase in revenues from the Company's U.S. operations was due to:

         o growth of 7.2% in community or non-hospital revenues in the Company's existing operations; and

         o additional revenues generated by the Company's 2002 acquisition of the assets and operations of Interwest Endocrine Laboratory (Interwest) in Utah on January 2, and the Company's acquisitions of Medical Arts Laboratory (Medical
                  Arts) in Oklahoma on March 1, 2001, the assets and operations of the laboratories acquired in Illinois and Texas in June 2001, and the acquisition of Memorial Hermann's remaining 50% partnership interest in the Texas Partnership on October 31, 2001.

         The increase in revenues was offset in part by one less business day in the three months ended March 31, 2002 relative to the comparable period in 2001.

         Canadian revenues increased by $0.1 million to $25.9 million in 2002, reflecting fee increases coupled with increases in non-government revenues, offset in part by the decrease in the Canadian to U.S. dollar foreign exchange rate and one less business day in the three months ended March 31, 2002 relative to the comparable period in 2001.

         General and Operating Expenses. General and operating expenses for the three months ended March 31, 2002 were $92.9 million, an increase of $10.2 million, or 12.3%, from $82.7 million in the comparable 2001 period. This increase in general and operating expenses resulted from costs associated with processing additional volume generated by internal growth and the additional operating expenses and costs associated with the Company's 2001 and 2002 acquisitions as noted above.

         General and operating expenses as a percentage of revenues were 86.2% for the three months ended March 31, 2002, compared to 86.4% in the comparable 2001 period, resulting in margins of 13.8% and 13.6%, respectively.

         Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2002 was $3.6 million, a decrease of $0.5 million, or 12.2%, from $4.1 million in the comparable 2001 period. As a result of the adoption of FASB 142 and CICA 3062, depreciation and amortization decreased by $1.2 million during the three months ended March 31, 2002. The decrease in depreciation and amortization was offset in part by the increase in the Company's acquisitions and additional depreciation due to the capital expenditures made during 2001 and the three months ended March 31, 2002.

         Interest. Interest expense for the three months ended March 31, 2002 was $4.3 million, a decrease of $1.0 million, or 18.9%, from $5.3 million in the comparable 2001 period. The decrease in interest expense is primarily due to a lower effective interest rate in the three months ended March 31, 2002 relative to the comparable 2001 period. The Company's average effective interest rate was 8.5% for the three months ended March 31, 2002 compared to 10.1% in the comparable 2001 period.

         Income Taxes. Income tax expense for the three months ended March 31, 2002 was $2.6 million compared to $1.6 million in the comparable 2001 period. The increase in income tax expense is primarily due to increased earnings before income taxes.

         Net Earnings. Net earnings for the three months ended March 31, 2002 were $4.3 million, or $0.21 per diluted share, compared to $2.1 million, or $0.12 per diluted share, in the comparable 2001 period. Assuming FASB 142 and CICA 3062 had been in effect during the three months ended March 31, 2001, net income would have been $3.0 million, or $0.17 per diluted share.

Liquidity and Capital Resources

         The Company's principal sources of liquidity are cash provided by operating activities and borrowings under debt agreements, including the Company's $35.0 million working capital facility in the United States. Because approximately 89.8% of the Company's Canadian revenues are received from government agencies, the Company's Canadian operations receive prompt payment for their services on a monthly basis and have no significant bad debt expense. In the United States, the Company receives monthly payments for the provision of laboratory services under its long-term contracts with hospitals. These long-term contracts represented approximately 18.0% of total U.S. revenues for the three months ended March 31, 2002. The Canadian revenues from government agencies, together with such U.S. revenues from hospitals, provide a relatively reliable monthly cash flow and minimize the amount of working capital which is required to finance these aspects of the Company's business. However, collecting accounts receivable from the balance of the Company's business is a complex and time-consuming process which the Company must finance.

          In November 2001, the Company completed a public offering of common shares for total proceeds to the Company of approximately $25.3 million (before after tax costs of $1.4 million). Approximately $9.2 million of these proceeds was used to temporarily pay down the Company's outstanding U.S. working capital facilities. The Company expects to use the remaining proceeds from this offering for working capital and general corporate purposes, and to fund potential acquisitions and joint ventures or partnerships.

         If additional capital is required for acquisitions, joint ventures, partnerships or other expenditures or if the Company's operating results and cash flow are significantly below expectations, the Company may require additional debt or equity financing.

         Operating Activities. Cash used in operations was $6.1 million and $9.2 million for the three months ended March 31, 2002 and 2001, respectively. The cash used in non-cash working capital items was $15.8 million and $16.2 million for the three months ended March 31, 2002 and 2001, respectively. The $15.8 million of cash used in non-cash working capital items reflects a reduction of accounts payable partially related to the semi-annual interest payment relating to the Company's $195.0 million Senior Notes in January 2002, and an increase in working capital requirements resulting from the growth of the Company's United States operations. The Company's accounts receivable days sales outstanding, commonly referred to as DSOs, improved to 64 days at March 31, 2002 from 65 days as at December 31, 2001.

         The Company's available cash position, which originates both from the Company's U.S. and Canadian operations, was $18.5 million as at March 31, 2002 (December 31, 2001 - $30.0 million). At March 31, 2002, the Company had revolving credit facilities of approximately $47.0 million, with availability of $39.6 million. Of the latter, $3.9 million was drawn. At March 31, 2002, accounts receivable were $76.9 million (December 31, 2001 - $72.9 million) of which $11.0 million (December 31, 2001 - $11.7 million) was derived from Canadian government agencies, $4.3 million (December 31, 2001 - $3.9 million) from U.S. long-term hospital contracts, $16.1 million (December 31, 2001 - $15.4 million) from the Medicare/Medicaid programs, and $45.5 million (December 31, 2001 - $41.9 million) from other payors. Cash, unused revolving credit facilities and accounts receivable outstanding as at March 31, 2002 are anticipated to meet short-term liabilities due in 2002.

         Investing Activities. The net cash used in investing activities was $4.1 million and $11.6 million for the three months ended March 31, 2002 and 2001, respectively. The major components of the investing activities are outlined below:

         Acquisitions and Joint Ventures or Partnerships - Consistent with the Company's "fold-in" acquisition strategy, during the first quarter of 2002 the Company acquired the laboratory assets and operations of Interwest for a purchase price of $1.7 million. During the comparable period in 2001, the Company acquired the laboratory assets and operations of Medical Arts for a purchase price of $7.7 million.

         Capital Expenditures - The Company's capital expenditures aggregated $2.4 million and $2.3 million for the three months ended March 31, 2002 and 2001, respectively.

         For the three months ended March 31, 2002 and 2001, capital assets of $1.4 million and $0.3 million, respectively, were financed by means of capital leases.

         The Company's anticipated capital expenditures for the balance of 2002 are expected to remain at substantially the same levels as in 2001 and are expected to be financed from cash flows from operations.

         Other Assets - A decrease in other assets generated cash flow of $0.2 million for the three months ended March 31, 2002 compared to an investment in other assets of $1.3 million in the comparable 2001 period.

         Financing Activities. The net cash provided by financing activities was $Nil and $6.6 million for the three months ended March 31, 2002 and 2001, respectively.

         The net cash provided by financing activities for the three months ended March 31, 2002 reflect stock options exercised of $0.3 million, offset by $0.3 million repayments of long-term debt. The net cash provided by financing activities of $6.6 million for the three months ended March 31, 2001 reflects increased bank indebtedness of $7.3 million offset in part by a repayment of long-term debt of $0.7 million.

         The Company's interest expense on outstanding long-term debt for the three months ended March 31, 2002 was $4.4 million. Based on the long-term debt outstanding as of March 31, 2002 and assuming stable interest rates, the Company's interest expense is expected to remain at substantially the same levels for the balance of 2002.

         As of March 31, 2002, the total scheduled repayments of long-term debt due for the remainder of 2002 and in each of 2003 to 2006 and thereafter are as follows:

                         2002                          $     1.7 million
                         2003                          $     3.2 million
                         2004                          $     1.8 million
                         2005                          $     1.2 million
                         2006 and thereafter           $   197.3 million

         The Company's scheduled debt repayments and estimated interest obligations due for the remainder of 2002 and in each of 2003 to 2005 are anticipated to be funded by cash flows from operations and/or utilization of credit facilities. The Company expects to refinance the Senior Notes of $195.0 million, which are scheduled to be repaid in 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE  ABOUT MARKET RISK

         The Company does not hold or issue financial instruments for trading purposes. A limited number of financial instruments are used to manage well-defined risks associated with fluctuations in foreign currencies and to manage interest costs.

Foreign Currency Risk

         The Company has a cross currency swap agreement which effectively converts a portion of the Company's U.S. dollar denominated borrowings to Canadian dollar obligations to match the Company's Canadian dollar denominated assets and cash flows. This swap agreement limits the Company's exposure to both favorable and unfavorable currency fluctuations. As of March 31, 2002, a sensitivity analysis to changes in the U.S. dollar on the Company's main currency swap agreement indicates that if the U.S. dollar weakened by 10.0% against the Canadian dollar, the fair value of this instrument would decrease by Cdn$14.9 million ($9.3 million). Conversely, if the U.S. dollar strengthened by 10% against the Canadian dollar, the fair value of this instrument would increase by Cdn$16.7 million ($10.5 million). Any resulting changes in fair value would be offset by changes in the underlying hedged long-term debt position. Pursuant to the terms of the currency swap agreement, the Company has pledged shares of certain of its subsidiaries and partnership interests to counterparties to those agreements.

Interest Rate Risk

         The Company has entered into a number of interest rate swap agreements, the net effect of which is to convert fixed rate senior notes due in 2006 to fixed rate obligations with shorter maturity terms.

         Based on the Company's interest rate swap agreements outstanding at March 31, 2002, a 100 basis point increase in interest rates would result in a decrease in the net aggregate market value of these instruments of Cdn$5.4 million ($3.4 million). Conversely, a 100 basis point decrease in interest rates would result in a Cdn$5.6 million ($3.5 million) net increase in the net aggregate market value of these instruments.

    Cautionary Statement For Purposes of the "Safe Harbor" Provisions of the
                Private Securities Litigation Reform Act of 1995


This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of authorized executive officers of the Company. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement are provided. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company or the Company's industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any of the Company's forward-looking statements. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors, conditions, risks and uncertainties which include, but are not limited to: (i) significant government regulation; (ii) efforts by various third-party payors (including governmental agencies and insurers) to reduce reimbursements and utilization and otherwise modify the delivery of healthcare services; (iii) the inability to fully realize cost savings from the consolidation of certain operations and other cost management initiatives; (iv) changes in interest rates causing an increase in the Company's effective borrowing rates; (v) intensified competition; and (vi) changes in market conditions. The Company undertakes no obligation to update any forward-looking statements. For a more complete discussion of risk factors, please see the Company's filings with the Securities and Exchange Commission, and the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              Not applicable


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              Not applicable


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Not applicable


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Refer to the Company's Information Circular and Proxy Statement filed with the Securities and Exchange Commission on April 30, 2002.


ITEM 5.       OTHER INFORMATION

              Not applicable


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               DYNACARE INC.


Date:      May 7, 2002         /s/ Harvey A. Shapiro
        -----------------      ---------------------------------------------
                               Harvey A. Shapiro
                               Chairman, President, Chief Executive Officer
                               and Director
                               (Principal Executive Officer)





Date:      May 7, 2002         /s/ Zbig S. Biskup
       ------------------      ---------------------------------------------
                               Zbig S. Biskup
                               Executive Vice President and
                               Chief Financial Officer and Secretary
                               (Principal Financial Officer and
                               Principal Accounting Officer)